Form 10-Q
period 1996-03-31
VIRGINIA FIRST FINANCIAL CORP
filed 1996-05-13
CIK 911033

Securities and Exchange Commission

                             Washington, D.C. 20549


                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                            Commission File
March 31, 1996                                                Number: 33-67746


                      Virginia First Financial Corporation
             (Exact Name of Registrant as Specified in its Charter)


               Virginia                                        54-1678497
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)


           Franklin and Adams Streets, Petersburg, Virginia 23804-2009
               (Address of Principal Executive Office)      (Zip Code)


                          804-733-0333 or 804-748-5847
              (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At May 1, 1996, 5,740,320 shares of common stock of the Registrant were outstanding.










                      Virginia First Financial Corporation
                          Quarterly Report on Form 10-Q
                                 March 31, 1996


                                      Index

Part I.  Financial Information                                          Page No.

   Item 1         Consolidated Statements of Condition as of
                  March 31, 1996, June 30, 1995, and March 31, 1995            3

                  Consolidated Statements of Operations for the
                  three-month and nine-month periods ended
                  March 31, 1996 and March 31, 1995                            4

                  Consolidated Statements of Cash Flows for the
                  three-month and nine-month periods ended
                  March 31, 1996 and March 31, 1995                            5

                  Selected Notes to Consolidated Financial Statements          6


   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                7


Part II.  Other Information


   Item 4         Submission of Matters to a Vote of Security Holders         48


   Item 6         Exhibits and Reports on Form 8-K                            48


                  Signatures                                                  49





                                        2



                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                     March 31,                June 30,             March 31,
(In thousands, except share data)                                       1996                    1995                  1995
                                                                ---------------------  ---------------------  ----------------------
                                                                   (Unaudited)                 (Note)            (Unaudited)
Assets
Cash and cash equivalents                                       $             22,067   $             16,638   $              18,841
Investment securities, net                                                    11,550                 23,090                  23,407
Mortgage-backed securities and collateralized
     mortgage obligations, net                                                12,613                  9,371                  10,273
Loans receivable held for investment, net                                    592,882                580,507                 569,905
Loans receivable held for sale                                                44,972                 35,542                  14,755
Real estate acquired for development                                             733                    757                     880
Real estate owned, net                                                         5,831                  3,256                   3,232
Accrued interest receivable, net                                               4,952                  4,117                   3,940
Federal Home Loan Bank stock, at cost                                          5,728                  7,333                   5,983
Office properties and equipment, net                                           8,759                  8,867                   8,507
Excess of cost over fair value of tangible net assets
     acquired, net                                                             1,983                  2,168                   2,229
Other assets                                                                   1,861                  1,903                   2,031

                                                                =====================  =====================  ======================
          Total assets                                          $            713,931   $            693,549   $             663,983
                                                                =====================  =====================  ======================


Liabilities and Stockholders' Equity

Deposits                                                        $            575,942   $            503,667   $             486,505
Notes payable and other borrowings                                               598                    557                  10,066
Advances from Federal Home Loan Bank                                          74,552                134,658                 114,658
Advance payments by borrowers for taxes and insurance                          3,103                  2,254                   2,607
Accrued interest payable                                                         494                    934                     792
Accrued expenses and other liabilities                                         4,128                  2,707                   2,715

                                                                ---------------------  ---------------------  ----------------------
          Total liabilities                                                  658,817                644,777                 617,343
                                                                ---------------------  ---------------------  ----------------------

Stockholders' equity:
  Preferred stock of $1 par value.  Authorized 5,000,000 shares;
     none issued                                                                  -                      -                       -
  Common stock of $1 par value.  Authorized 20,000,000 shares;
     issued and outstanding 5,615,450 shares at March 31, 1996,
     5,569,636 at June 30, 1995 and March 31, 1995                             5,615                  5,570                   5,570
  Additional paid-in capital                                                   8,341                  8,078                   8,078
  Retained earnings - substantially restricted                                41,143                 35,219                  33,183
  Net unrealized gain (loss) on securities available for sale,
    net of taxes                                                                  15                    (95)                   (191)
                                                                ---------------------  ---------------------  ----------------------
          Total stockholders' equity                                          55,114                 48,772                  46,640
                                                                ---------------------  ---------------------  ----------------------

          Total liabilities and stockholders' equity            $            713,931   $            693,549   $             663,983
                                                                =====================  =====================  ======================

NOTE: The Consolidated Statements of Condition for June 30, 1995, has been taken from the Audited Financial Statements.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.







                                        3


                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations

                                                                                 Three Months Ended
                                                                                          March 31,
                                                                         ---------------------------------------
(In thousands, except per share data)                                            1996                 1995
                                                                         ------------------    -----------------
                                                                           (Unaudited)           (Unaudited)
Interest Income
Loans receivable                                                         $          13,880               13,029
Mortgage-backed securities and collateralized
   mortgage obligations                                                                105                  158
Investment securities                                                                  276                  446
Other interest-earning assets                                                          220                  102
                                                                         ------------------    -----------------
          Total interest income                                                     14,481               13,735
                                                                         ------------------    -----------------

Interest Expense
Deposits                                                                             6,697                5,304
Borrowings                                                                           1,207                1,856
                                                                         ------------------    -----------------
          Total interest expense                                                     7,904                7,160
                                                                         ------------------    -----------------
Net interest income                                                                  6,577                6,575
Provision for loan losses                                                              413                  373
                                                                         ------------------    -----------------
Net interest income after provision for loan losses                                  6,164                6,202
                                                                         ------------------    -----------------

Noninterest Income
Gain on sale of loans and securitized loans, net                                     1,067                  278
Loan servicing income                                                                  821                  802
Gain on sale of loan servicing rights                                             -                          14
Gain (loss) on sale of investment securities                                      -                          14
Loss on sale and revaluation of mortgage-backed securities
   and collateralized mortgage obligations                                        -                    -
Financial service fees                                                                 546                  459
Gain on sale of real estate owned                                                       66                   63
Loss on revaluation of real estate owned                                               (77)                 (80)
Other                                                                                   90                    7
                                                                         ------------------    -----------------
          Total noninterest income                                                   2,513                1,557
                                                                         ------------------    -----------------

Noninterest Expense
Personnel                                                                            2,548                2,309
Occupancy, net                                                                         447                  385
Equipment                                                                              347                  265
Advertising                                                                             87                   59
Federal deposit insurance premiums                                                     301                  264
Data processing                                                                        438                  364
Amortization of intangibles                                                             61                   62
Other                                                                                1,026                  639
                                                                         ------------------    -----------------
          Total noninterest expenses                                                 5,255                4,347
                                                                         ------------------    -----------------

Earnings before income tax expense                                                   3,422                3,412
Income tax expense                                                                   1,231                1,359
                                                                         ==================    =================
          Net earnings                                                   $           2,191                2,053
                                                                         ==================    =================

Net earnings per share                                                   $       .38                  .36
                                                                         ==================    =================



                                                                     Nine Months Ended
                                                                             March 31,
                                                            ---------------------------------------
(In thousands, except per share data)                               1996                 1995
                                                            ------------------   ------------------
                                                              (Unaudited)          (Unaudited)
Interest Income
Loans receivable                                            $          41,797    $          37,209
Mortgage-backed securities and collateralized
   mortgage obligations                                                   304                  504
Investment securities                                                   1,107                1,311
Other interest-earning assets                                             507                  262
                                                            ------------------   ------------------
          Total interest income                                        43,715               39,286
                                                            ------------------   ------------------

Interest Expense
Deposits                                                               19,620               14,781
Borrowings                                                              4,610                4,911
                                                            ------------------   ------------------
          Total interest expense                                       24,230               19,692
                                                            ------------------   ------------------
Net interest income                                                    19,485               19,594
Provision for loan losses                                               1,344                  948
                                                            ------------------   ------------------
Net interest income after provision for loan losses                    18,141               18,646
                                                            ------------------   ------------------

Noninterest Income
Gain on sale of loans and securitized loans, net                        1,994                  673
Loan servicing income                                                   2,536                2,239
Gain on sale of loan servicing rights                                -                          14
Gain (loss) on sale of investment securities                         -                         (52)
Loss on sale and revaluation of mortgage-backed securities
   and collateralized mortgage obligations                           -                         (50)
Financial service fees                                                  1,677                1,486
Gain on sale of real estate owned                                         136                  205
Loss on revaluation of real estate owned                                 (444)                (153)
Other                                                                     186                  108
                                                            ------------------   ------------------
          Total noninterest income                                      6,085                4,470
                                                            ------------------   ------------------

Noninterest Expense
Personnel                                                               7,127                7,639
Occupancy, net                                                          1,202                1,091
Equipment                                                                 943                  782
Advertising                                                               267                  229
Federal deposit insurance premiums                                        862                  784
Data processing                                                         1,286                1,152
Amortization of intangibles                                               185                  185
Other                                                                   2,538                2,102
                                                            ------------------   ------------------
          Total noninterest expenses                                   14,410               13,964
                                                            ------------------   ------------------

Earnings before income tax expense                                      9,816                9,152
Income tax expense                                                      3,617                3,707
                                                            ==================   ==================
          Net earnings                                      $           6,199    $           5,445
                                                            ==================   ==================

Net earnings per share                                      $      1.07          $       .96
                                                            ==================   ==================


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.


                                        4




                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                            Three Months Ended
                                                                                                    March 31,
                                                                                -----------------------------------------------
(In thousands)                                                                          1996                      1995
                                                                                ---------------------     ---------------------
                                                                                   (Unaudited)               (Unaudited)
Operating Activities:
   Net earnings                                                                 $              2,191      $              2,053
   Adjustment to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                                          294                       258
          Provision for loan losses and losses on real estate owned                              490                       453
          Loans and securitized loans held for sale:
                       Originations and purchases                                            (83,700)                  (37,596)
                       Gains on sales                                                         (1,991)                     (247)
                       Proceeds from sales                                                    92,566                    40,984
          Losses on securities available for sale and held to maturity                         -                         -
          (Increase) decrease in other assets                                                    198                      (940)
          Increase in accrued expenses and other liabilities                                     431                      (407)
                                                                                ---------------------     ---------------------
              Net cash provided by (used in) operating activities                             10,479                     4,558
                                                                                ---------------------     ---------------------

Investing Activities:
   Net increase in loans receivable held for investment                                       (1,573)                  (25,313)
   Mortgage-backed securities available for sale:
            Purchases                                                                         (6,112)                    -
            Principal collected                                                                  567                       529
   Mortgage-backed securities held to maturity:
            Principal collected                                                                -                            32
   Investment securities available for sale:
            Purchases                                                                         (4,001)                      (53)
            Proceeds from sales, net                                                           -                         -
   Investment securities held to maturity:
            Purchases                                                                          -                         -
            Principal collected                                                                   26                        26
   Office properties and equipment
            Purchases                                                                           (159)                     (222)
            Proceeds from sales, net                                                           -                             1
                                                                                ---------------------     ---------------------
              Net cash used in investing activities                                          (11,252)                  (25,000)
                                                                                ---------------------     ---------------------

Financing Activities:
   Net increase (decrease) in savings, checking and
       money market deposit accounts                                                          13,465                   (13,397)
   Net increase in certificates of deposit                                                    12,677                    28,892
   Borrowings resulting from:
     Securities sold under agreements to repurchase                                            -                           345
     Advances from Federal Home Loan Bank                                                     70,144                    21,536
     Other                                                                                     3,621                     3,642
   Repayments of borrowings attributable to:
     Securities sold under agreements to repurchase                                            -                           (90)
     Advances from Federal Home Loan Bank                                                   (106,500)                  (22,000)
     Other                                                                                    (3,054)                   (3,636)
   Net increase in mortgage escrow funds                                                       1,120                       951
                                                                                ---------------------     ---------------------
              Net cash provided by financing activities                                       (8,527)                   16,243
                                                                                ---------------------     ---------------------

              Net increase in cash and cash equivalents                                       (9,300)                   (4,199)
   Cash and cash equivalents at beginning of period                                           31,367                    23,040
                                                                                =====================     =====================
   Cash and cash equivalents at end of period                                   $             22,067      $             18,841
                                                                                =====================     =====================


Supplemental Disclosures of Cash Flow Information:

   Cash payments of interest                                                    $              9,539      $              7,079
                                                                                =====================     =====================

   Cash payments of income taxes                                                $              1,131      $              1,254
                                                                                =====================     =====================



                                                                                             Nine Months Ended
                                                                                                    March 31,
                                                                                -----------------------------------------------
(In thousands)                                                                          1996                      1995
                                                                                ---------------------     ---------------------
                                                                                   (Unaudited)               (Unaudited)
Operating Activities:
   Net earnings                                                                 $              6,199      $              5,445
   Adjustment to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                                          849                       766
          Provision for loan losses and losses on real estate owned                            1,788                     1,101
          Loans and securitized loans held for sale:
                       Originations and purchases                                           (291,878)                 (156,052)
                       Gains on sales                                                         (1,994)                     (642)
                       Proceeds from sales                                                   289,275                   169,365
          Losses on securities available for sale and held to maturity                         -                            50
          (Increase) decrease in other assets                                                    813                    (1,703)
          Increase in accrued expenses and other liabilities                                     981                        93
                                                                                ---------------------     ---------------------
              Net cash provided by (used in) operating activities                              6,033                    18,423
                                                                                ---------------------     ---------------------

Investing Activities:
   Net increase in loans receivable held for investment                                      (12,375)                  (83,866)
   Mortgage-backed securities available for sale:
            Purchases                                                                         (6,112)                    -
            Principal collected                                                                2,866                     1,467
   Mortgage-backed securities held to maturity:
            Principal collected                                                                -                           146
   Investment securities available for sale:
            Purchases                                                                        (10,062)                     (218)
            Proceeds from sales, net                                                           -                         3,500
   Investment securities held to maturity:
            Purchases                                                                         (5,000)                   (7,000)
            Principal collected                                                               17,578                       111
   Office properties and equipment
            Purchases                                                                           (556)                     (349)
            Proceeds from sales, net                                                               2                         1
                                                                                ---------------------     ---------------------
              Net cash used in investing activities                                          (13,659)                  (86,208)
                                                                                ---------------------     ---------------------

Financing Activities:
   Net increase (decrease) in savings, checking and
       money market deposit accounts                                                          20,989                   (46,143)
   Net increase in certificates of deposit                                                    51,286                    75,928
   Borrowings resulting from:
     Securities sold under agreements to repurchase                                            -                        18,582
     Advances from Federal Home Loan Bank                                                    134,644                    98,478
     Other                                                                                    10,030                     9,733
   Repayments of borrowings attributable to:
     Securities sold under agreements to repurchase                                            -                        (8,888)
     Advances from Federal Home Loan Bank                                                   (194,750)                  (63,692)
     Other                                                                                    (9,993)                   (9,911)
   Net increase in mortgage escrow funds                                                         849                       661
                                                                                ---------------------     ---------------------
              Net cash provided by financing activities                                       13,055                    74,748
                                                                                ---------------------     ---------------------

              Net increase in cash and cash equivalents                                        5,429                     6,963
   Cash and cash equivalents at beginning of period                                           16,638                    11,878
                                                                                =====================     =====================
   Cash and cash equivalents at end of period                                   $             22,067      $             18,841
                                                                                =====================     =====================


Supplemental Disclosures of Cash Flow Information:

   Cash payments of interest                                                    $             25,658      $             19,358
                                                                                =====================     =====================

   Cash payments of income taxes                                                $              3,424      $              3,708
                                                                                =====================     =====================

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
               Selected Notes to Consolidated Financial Statements

Note 1: The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the year ended June 30, 1995 ("fiscal year 1995"). The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the fiscal year 1996 presentation.

Note 2: For purposes of computing net earnings per share, the weighted average number of shares outstanding for the quarters ended March 31, 1996 and 1995 were 5,805,881 and 5,675,212, respectively. The number of shares for the quarter ended March 31, 1995 has been adjusted to reflect the two-for-one split of the Company's common stock, which occurred November 17, 1995. During the quarters ended March 31, 1996 and 1995, the Company paid cash dividends of 1.5 cents and 1.25 cents per share, respectively.

Note 3:           Regulatory Capital of Virginia First Savings Bank:

                                                                                                           Excess
                                                                                                            Over
                                                  Actual                      Required                   Requirement
                                             ----------------             ---------------             ----------------
                                              Amount  Percent              Amount Percent              Amount  Percent
                                              ------  -------              ------ -------              ------  -------
(In thousands)
March 31, 1996
Tangible capital                             $52,488     7.38%            $10,669    1.50%            $41,819     5.88%

Core capital                                  52,764     7.42              28,463    4.00              24,301     3.42

Risk-based capital                            58,626    11.45              40,953    8.00              17,673     3.45

March 31, 1995

Tangible capital                             $43,805     6.63%            $ 9,917    1.50%            $33,888     5.13%

Core capital                                  44,204     6.68              26,461    4.00              17,743     2.68

Risk-based capital                            49,540    10.20              38,843    8.00              10,697     2.20

See Page 40 for a reconciliation of GAAP capital to regulatory capital as of March 31, 1996.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General


         Virginia First Financial Corporation (the "Company") was incorporated in Virginia in 1993 to serve as the holding company of Virginia First Savings Bank, F.S.B. (the "Savings Bank"). The Savings Bank is a federally chartered capital stock savings bank with its principal offices in Petersburg, Virginia. The Savings Bank, incorporated in 1888, is one of the oldest financial institutions in the Commonwealth of Virginia.

         The Company's principal business activities, which are conducted through the Savings Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans secured by first mortgage liens on single-family dwellings, including condominium units. The Company also lends funds to retail banking customers by means of home equity and installment loans, and originates residential construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Company invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Company are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

         Deposit accounts up to $100,000 are insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the FDIC. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

         The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has two active subsidiaries; one is engaged in real estate development and the other is a title insurance agency.



         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations during the three-month and nine-month periods ended March 31, 1996 and 1995, and its consolidated financial position at March 31, 1996, June 30, 1995 and March 31, 1995. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's Annual Report for the fiscal year ended June 30, 1995.


Results of Operations

         Results of operations for the three-month periods ended March 31, 1996 (the third quarter of the fiscal year ending June 30, 1996, or "fiscal year 1996") and March 31, 1995 (the third quarter of the fiscal year ended June 30, 1995, or "fiscal year 1995") reflect the Company's focus on expanding its community banking and mortgage banking operations.

         The Company's results of operations for the first nine months of fiscal year 1996 reflect several differences from the same period in fiscal year 1995. As a result of rising market interest rates, originations of residential mortgage loans had declined dramatically in fiscal year 1995 compared to fiscal year 1994, which resulted in a significant decrease in gains on sales of mortgage loans in the first nine months of fiscal year 1995. During the following twelve month period, market interest rates have moderated, and the Company realized higher loan originations and sales in the first nine months of fiscal year 1996 when compared to the same period in fiscal year 1995.

         Net interest income declined by 0.6% in the first nine months of fiscal year 1996, compared to the first nine months of fiscal year 1995. While recent increases in capital have permitted the Company to increase both its assets and liabilities, increases in interest expense exceeded the increase in interest income for the first nine months of fiscal year 1996. The interest expense increase is attributable to the general increase in prevailing rates and a continued migration by depositors from lower-yielding checking and savings deposits to higher-yielding certificates of deposit. For the first nine months of fiscal year 1995, net interest income increased significantly compared to the first half of fiscal year 1994. Most of the increase in net interest income in the first nine months of fiscal year 1995 were attributable to increases in the size of the Company's balance sheet, as increases in capital permitted the Company to increase both its assets and its liabilities. The increases in capital in the past two fiscal years have been generated almost entirely by retained net earnings. Thus, in the first nine months of fiscal year 1995, the interest spreads on loans and investments mitigated the decline in earnings from mortgage banking operations. Finally, noninterest expenses increased by 3.2% from $14.0 million in the first nine months of fiscal year 1995 to $14.4 million in the first nine months of fiscal year 1996, despite a 6.7% reduction in personnel expenses.




         Net Earnings. The Company's net earnings for the third quarter of fiscal year 1996 were $2,191,000, an increase of 6.7% over the $2,053,000 for the third quarter of fiscal year 1995. On a per share basis, earnings for the third quarter of fiscal year 1996 were $.38, an increase of 5.6% over the $.36 for the third quarter of fiscal year 1995.

         The Company's net earnings for the first nine months of fiscal year 1996 were $6,199,000, an increase of 13.9% over the $5,445,000 for the first nine months of fiscal year 1995. On a per share basis, earnings for the first nine months of fiscal year 1996 were $1.07, an increase of 11.5% over the $.96 for the first nine months of fiscal year 1995.

         The per share earnings figures for the three- and nine-month periods ended March 31, 1995 have been adjusted to reflect the two-for-one split of the Company's common stock, which occurred on November 17, 1995.

         The following table shows changes in earnings per share:

                                                 Fiscal Year     Fiscal Year
                                                    1996            1995
                                                 Versus 1995     Versus 1994
                                                 -----------     -----------

Net earnings per share for the
    first nine months of fiscal years
    1995 and 1994, respectively                     $  .96        $   .92

Increase (decrease) attributable to:
  Net interest income                                 (.02)           .71
  Provision for loan losses                           (.07)          (.01)
  Noninterest income                                   .28           (.86)
  Noninterest expense                                 (.08)           .35
  Income taxes                                         .02           (.14)
  Average shares outstanding                          (.02)          (.01)
                                                       ---            ---

    Net increase                                       .11            .04
                                                       ---            ---

Net earnings per share for the
    first nine months of fiscal years
    1996 and 1995, respectively                     $ 1.07        $   .96
                                                      ====            ===


         Net Interest Income. Net interest income before the provision for loan losses for the third quarter of fiscal year 1996 was $6,577,000, an increase of $2,000, or 0.1%, compared to the third quarter of fiscal year 1995. For the third quarter of fiscal year 1995, net interest income before the provision for loan losses was $6,575,000, an increase of $1,323,000, or 25.2%, compared to the third quarter of fiscal year 1994.



         Net interest income before the provision for loan losses for the first nine months of fiscal year 1996 was $19,485,000, a decrease of $109,000, or 0.6 %, compared to the first nine months of fiscal year 1995. For the first nine months of fiscal year 1995, net interest income before the provision for loan losses was $19,594,000, an increase of $4,037,000, or 25.9%, compared to the first nine months of fiscal year 1994.

         The Company's net earnings are highly dependent on the difference, or "spread", between the income it receives from its loan and investment portfolios and its cost of funds, consisting principally of the interest paid on checking and savings accounts and borrowings.

         The average yield received on the Company's loan portfolio may not change at the same pace as the interest rates it must pay on its deposits and borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on deposits and borrowings usually occur. However, interest received on short-term investments and adjustable rate mortgage loans and construction loans also increase as a result of upward trends in short-term interest rates, which enables the Company to partially compensate for increased deposit and borrowing costs.

         The following tables reflect the average yields earned and rates paid by the Company during the three-month and nine-month periods ended March 31, 1996 and 1995. In computing the average yields and rates, the accretion of loan fees are considered an adjustment to yield.



(In thousands)
Three-Month Periods
Ended March 31                                                       1996                                       1995
                                                     -------------------------------------      ------------------------------------
                                                                       Interest                                  Interest
                                                         Average        Income/  Yield/             Average      Income/    Yield/
                                                         Balance        Expense    Rate             Balance      Expense     Rate
                                                        ---------      ---------   ----            ---------    ---------    ----
Interest-earning assets;
    Loans receivable (1)(2)                             $ 631,769      $  13,880   8.91%           $ 575,672    $  13,029    9.18%
    Mortgage-backed securities and
      collateralized mortgage obligations                   7,090            105   6.01               10,294          158    6.22
    Investments                                            19,504            276   5.74               29,314          446    6.17
    Other interest-earning assets                          17,697            220   5.04                7,032          102    5.88
                                                        ---------      ---------   ----            ---------    ---------    ----
        Total interest-earning assets                     676,060         14,481   8.69              622,312       13,735    8.95
                                                        ---------      ---------   ----            ---------    ---------    ----

Noninterest-earning assets:
    Cash and cash equivalents                               8,183                                      7,856
    Office properties and equipment, net                    8,832                                      8,530
    Other assets                                           14,821                                     10,565
    Allowance for loan losses                              (6,253)                                    (6,276)
                                                        ---------                                 ----------

         Total assets                                   $ 701,643                                  $ 642,987
                                                        =========                                 ==========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                                 $  88,703            828   3.79            $  82,900          786    3.85
    Savings deposits                                       67,823            577   3.45               84,555          720    3.45
    Certificates                                          360,784          5,292   5.95              279,650        3,798    5.51
    Federal Home Loan Bank advances                        89,733          1,202   5.43              108,582        1,704    6.36
    Other borrowings                                          425              5   4.77                9,868          152    6.25
                                                        ---------      ---------   ----            ---------    ---------    ----
         Total interest-bearing liabilities               607,468          7,904   5.28              565,555        7,160    5.13
                                                        ---------      ---------   ----            ---------    ---------    ----

Noninterest-bearing liabilities:
    Deposits                                               30,558                                     23,828
    Other                                                   8,790                                      7,179
                                                        ---------                                 ----------

         Total liabilities                                646,816                                    596,562
Stockholders' equity                                       54,827                                     46,425
                                                        ---------                                 ----------

         Total liabilities and
             stockholders' equity                       $ 701,643                                  $ 642,987
                                                        =========                                 ==========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities                     $  68,592                                  $  56,757
                                                        =========                                 ==========

Net interest income                                                    $   6,577                                $   6,575
                                                                       =========                               ==========

Interest rate spread (3)                                                           3.41%                                     3.82%
                                                                                   ====                                      ====

Net yield on average interest-earning assets (4)                                   3.95%                                     4.28%
                                                                                   ====                                      ====


Notes on Page 12.




(In thousands)
Nine-Month Periods
Ended March 31                                                       1996                                       1995
                                                     -------------------------------------      ------------------------------------
                                                                       Interest                                  Interest
                                                         Average        Income/  Yield/             Average      Income/    Yield/
                                                         Balance        Expense    Rate             Balance      Expense     Rate
                                                        ---------      ---------   ----            ---------    ---------    -----
Interest-earning assets;
    Loans receivable (1)(2)                             $ 622,720      $  41,797   8.94%           $ 554,811    $  37,209     8.93%
    Mortgage-backed securities and
      collateralized mortgage obligations                   7,918            304   5.11               10,808          504     6.21
    Investments                                            24,794          1,107   5.95               29,299        1,311     5.96
    Other interest-earning assets                          13,254            507   5.10                7,063          262     4.94
                                                        ---------      ---------   ----            ---------    ---------    -----
        Total interest-earning assets                     668,686         43,715   8.71              601,981       39,286     8.69
                                                        ---------      ---------   ----            ---------    ---------    -----

Noninterest-earning assets:
    Cash and cash equivalents                               8,671                                      8,455
    Office properties and equipment, net                    8,859                                      8,595
    Other assets                                           11,214                                     10,524
    Allowance for loan losses                              (6,086)                                    (5,967)
                                                        ---------                                 ----------

         Total assets                                   $ 691,344                                  $ 623,588
                                                        =========                                 ==========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                                 $  85,942          2,504  3.88             $  87,137        2,282     3.49
    Savings deposits                                       68,382          1,764  3.44                94,408        2,445     3.45
    Certificates                                          342,749         15,352  5.97               254,691       10,054     5.26
    Federal Home Loan Bank advances                       102,326          4,594  5.98               100,650        4,482     5.93
    Other borrowings                                          372             16  5.73                 9,579          429     5.97
                                                        ---------      ---------   ----            ---------    ---------    -----
         Total interest-bearing liabilities               599,771         24,230   5.38              546,465       19,692     4.80
                                                        ---------      ---------   ----            ---------    ---------    -----

Noninterest-bearing liabilities:
    Deposits                                               29,827                                     24,947
    Other                                                   8,821                                      7,657
                                                        ---------                                 ----------

         Total liabilities                                638,419                                    579,069
Stockholders' equity                                       52,925                                     44,519
                                                        ---------                                 ----------

         Total liabilities and
             stockholders' equity                       $ 691,344                                  $ 623,588
                                                        =========                                 ==========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities                     $  68,915                                  $  55,516
                                                        =========                                 ==========

Net interest income                                                    $  19,485                                $  19,594
                                                                       =========                               ==========

Interest rate spread (3)                                                           3.33%                                      3.89%
                                                                                   ====                                       ====

Net yield on average interest-earning assets (4)                                   3.88%                                      4.34%
                                                                                   ====                                       ====


(1) Loans receivable shown gross of allowance for loan losses, gross of premiums/discounts.

(2) Nonaccrual loans are included in the average loan balances and income on such loans is recognized on a cash basis.

(3) Average yield on total interest-earning assets during the period less the average rate paid on total interest-bearing liabilities.

(4)      Net interest income divided by average interest-earning assets.

         The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $4,429,000 in the first nine months of fiscal year 1996 and increased by $7,996,000 in the first nine months of fiscal year 1995, as compared to the same periods in the previous fiscal years. Total interest expense increased by $4,538,000 in the first nine months of fiscal year 1996 and increased by $3,959,000 in the first nine months of fiscal year 1995, as compared to the same periods in the previous fiscal years. The fiscal year 1996 and 1995 increases in both interest income and interest expense are due primarily to increases in average interest-earning assets and interest-bearing liabilities, and increases in the market interest rates on loans and deposits. Deposit rates increased in the first nine months of fiscal year 1996, while assets yields remained flat. By contrast, asset yields increased more rapidly than deposit rates in the first nine months of fiscal year 1995.

         The following tables show the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three-month and nine-month periods ended March 31, 1996 and 1995. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $109,000 decline in net interest income in the first nine months of fiscal year 1996 was the net result of a growing balance sheet adversely affected by rising deposit rates and flat asset yields, while the $4,037,000 increase in net interest income in the first nine months of fiscal year 1995 was the combined result of rising asset yields and deposit rates and a growing balance sheet.

(In thousands)
Three-Month Periods
Ended March 31                                            Fiscal Year 1996 Versus 1995               Fiscal Year 1995 Versus 1994
- --------------                                            ----------------------------               ----------------------------
                                                           Increase (Decrease) Due to                 Increase (Decrease) Due to
                                                        ---------------------------------       ------------------------------------
                                                         Volume        Rate         Total        Volume        Rate          Total
                                                        -------       -----       -------       -------       -------       -------

Loans receivable                                        $ 1,216       $(365)      $   851       $ 1,987       $ 1,038       $ 3,025
Mortgage-backed securities and
  collateralized mortgage obligations                       (48)         (5)          (53)          (69)           30           (39)
Investments                                                (181)         11          (170)          136           127           263
Other interest-earning assets                               135         (17)          118           (12)           31            19
                                                        -------       -----       -------       -------       -------       -------
   Total interest-earning assets                          1,122        (376)          746         2,042         1,226         3,268
                                                        -------       -----       -------       -------       -------       -------

Checking and money market
   deposit accounts                                          54         (11)           43           (59)           86            27
Savings deposits                                           (142)         (2)         (144)         (163)           (3)         (166)
Certificates                                              1,171         323         1,494           858           232         1,090
Federal Home Loan Bank advances                            (272)       (230)         (502)          665           182           847
Other borrowings                                           (118)        (29)         (147)          142             5           147
                                                        -------       -----       -------       -------       -------       -------
   Total interest-bearing liabilities                       693          51           744         1,443           502         1,945
                                                        -------       -----       -------       -------       -------       -------

Net interest income                                     $   429       $(427)      $     2       $   599       $   724       $ 1,323
                                                        =======       =====       =======       =======       =======       =======


(In thousands)
Nine-Month Periods
Ended March 31                                            Fiscal Year 1996 Versus 1995               Fiscal Year 1995 Versus 1994
- --------------                                            ----------------------------               ----------------------------
                                                           Increase (Decrease) Due to                 Increase (Decrease) Due to
                                                        ---------------------------------       ------------------------------------
                                                         Volume        Rate         Total        Volume        Rate          Total
                                                        -------       -----       -------       -------       -------       -------
Loans receivable                                      $ 4,558       $    30       $ 4,588       $ 5,008       $ 2,413       $ 7,421
Mortgage-backed securities and
  collateralized mortgage obligations                    (120)          (80)         (200)         (369)          204          (165)
Investments                                              (201)           (3)         (204)          354           361           715
Other interest-earning assets                             237             8           245           (25)           50            25
                                                      -------       -------       -------       -------       -------       -------
   Total interest-earning assets                        4,474           (45)        4,429         4,968         3,028         7,996
                                                      -------       -------       -------       -------       -------       -------

Checking and money market
   deposit accounts                                       (31)          254           223        (1,037)          964           (73)
Savings deposits                                         (671)          (10)         (681)          (68)          (12)          (80)
Certificates                                            3,813         1,484         5,297         1,465           204         1,669
Federal Home Loan Bank advances                            75            37           112         1,630           393         2,023
Other borrowings                                         (397)          (16)         (413)          381            39           420
                                                      -------       -------       -------       -------       -------       -------
   Total interest-bearing liabilities                   2,789         1,749         4,538         2,371         1,588         3,959
                                                      -------       -------       -------       -------       -------       -------

Net interest income                                   $ 1,685       $(1,794)      $  (109)      $ 2,597       $ 1,440       $ 4,037
                                                      =======       =======       =======       =======       =======       =======


         Asset/Liability Management. Management strives to manage the maturity or repricing match between assets and liabilities. The degree to which the Company is "mismatched" in its maturities is a primary measure of interest rate risk. In periods of stable interest rates, net interest income can be increased by financing higher yielding long-term mortgage loan assets with lower cost short-term deposits and borrowings. Although such a strategy may increase profits in the short run, it increases the risk of exposure to rising interest rates and can result in funding costs rising faster than asset yields. The Company attempts to limit its interest rate risk by selling a majority of the fixed rate mortgage loans that it originates.

         The following tables summarize the contractual repayment terms of the total loans receivable of the Company as of March 31, 1996, as well as the amount of fixed rate and variable rate loans due after March 31, 1997. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans. The tables do include $40,587,000 of fixed rate loans receivable held for sale and $4,385,000 of adjustable rate loans held for sale as of March 31, 1996.




                                                                               Principal Repayment Contractually Due in
                                                       Balance                      12-Month Period Ending March 31,
                                                     Outstanding   -----------------------------------------------------------------
                                                      March 31,                                       2000-      2002-     2007 and
(In thousands)                                           1996        1997       1998       1999       2001       2006     Thereafter
                                                      ---------    --------    -------    -------    -------    -------   ----------
Residential and commercial real estate (1)             $469,624    $ 32,868    $21,096    $22,809    $30,580    $ 80,150    $282,121
Construction                                            116,712      91,485     23,703      1,174        350        --          --
Consumer and other loans                                 51,518      14,475     10,298      7,862      9,349       1,712       7,822
                                                       --------    --------    -------    -------    -------    --------    --------
                                                       $637,854    $138,828    $55,097    $31,845    $40,279    $ 81,862    $289,943
                                                       ========    ========    =======    =======    =======    ========    ========

(1)  Includes loans held for sale.


                                                          Fixed              Variable
(In thousands)                                             Rate                 Rate                Total
                                                         --------             --------             --------
Residential and commercial real estate (2)               $135,143             $301,613             $436,756
Construction                                                  348               24,879               25,227
Consumer and other loans                                   34,239                2,804               37,043
                                                         --------             --------             --------
     Total due after March 31, 1997                      $169,730             $329,296             $499,026
                                                         ========             ========             ========

(2)  Includes loans held for sale.


         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average lives of mortgage loans are substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

         Asset and liability management strategies impact the one year maturity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one year gap was a positive 13.50% of total assets at March 31, 1996 as follows:




                                                                              1 Year          1 - 3           3 - 5          Over 5
(In thousands)                                               Total           or Less          Years           Years          Years
                                                           ---------         --------        --------        -------        --------
Interest-earning assets:
   Loans receivable (1)                                    $ 644,336         $390,548        $101,254        $26,834        $125,700
   Mortgage-backed securities and
     collateralized mortgage obligations                      12,613              558           1,116          1,116           9,823
   Investments                                                17,278            5,610             480          4,510           6,678
   Other interest-earning assets                              11,527           11,527            --             --              --
                                                           ---------         --------        --------        -------        --------
       Total interest-earning assets                         685,754         $408,243        $102,850        $32,460        $142,201
                                                                             ========        ========        =======        ========
Noninterest-earning assets                                    34,659
Allowance for loan losses                                     (6,482)
                                                           ---------
       Total assets                                        $ 713,931
                                                           =========
Interest-bearing liabilities:
   Checking and money-market
     deposit accounts (2)                                  $  93,213         $ 37,731        $   --          $  --          $ 55,482
   Savings deposits (3)                                       69,072           17,268           9,670          8,289          33,845
   Certificates                                              367,198          223,757          88,237         53,401           1,803
   FHLB advances                                              74,552           32,500          27,500         11,500           3,052
   Other borrowings                                              598              598            --             --              --
                                                           ---------         --------        --------        -------        --------
       Total interest-bearing liabilities                    604,633         $311,854        $125,407        $73,190        $ 94,182
                                                                             ========        ========        =======        ========
Noninterest-bearing liabilities                               54,184
                                                            --------

       Total liabilities                                     658,817
Stockholders' equity                                          55,114
                                                            --------
       Total liabilities and
         stockholders' equity                              $ 713,931
                                                           =========
Maturity/repricing gap                                                       $ 96,389        $(22,557)      $(40,730)       $ 48,019

Cumulative gap                                                               $ 96,389        $ 73,832       $ 33,102        $ 81,121

As percent of total assets                                                      13.50%          10.34%          4.64%         11.36%

- -------------------------

(1) Loans receivable shown gross of allowance for loan losses, net of premiums/discounts.

(2) The Company has found that interest checking accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.

(3) In accordance with standard industry practice, decay factors have been applied to savings deposits.

         The preceding table does not reflect the degree to which adjustment of rate sensitive assets may be restricted by contractual or other limitations (such as loan rate ceilings) to applicable asset repricing mechanisms. Included in rate sensitive assets maturing or repricing in one year or less are $170.9 million of adjustable rate mortgage loans with rates tied to U.S. Treasury securities with a constant maturity of one year and a 2.00% annual interest rate increase or decrease cap. The movement of interest rates on these loans may not precisely correspond with the upward or downward movement in loan market rates or deposit and borrowing rates.

         The  Company's   portfolio  of  loans  held  for   investment   totaled
$592,882,000 at March 31, 1996, representing 83.0% of total assets. The following table sets forth information at the dates indicated concerning the composition of the Company's loan portfolio, by type:

                                                  March 31, 1996      June 30, 1995      March 31, 1995
                                              -------------------- -------------------- -----------------
                                                            Percent            Percent              Percent
                                                              of                 of                   of
                                                             Gross              Gross                Gross
(In thousands)                                   Amount      Loans   Amount     Loans    Amount      Loans
                                               ---------     -----  ---------   -----   ---------    -----
First mortgage loans:
   Residential - fixed rate                     $ 74,387      12.3% $ 74,592      12.6% $ 78,748      13.6%
   Residential - adjustable rate                 257,543      42.8   256,463      43.4   250,331      43.1
                                                --------     -----  --------     -----  --------     -----
        Total residential                        331,930      55.1   331,055      56.0   329,079      56.7
                                                --------     -----  --------     -----  --------     -----

   Commercial - fixed rate                        17,769       3.0    14,678       2.5    15,715       2.7
   Commercial - adjustable rate                   36,132       6.0    45,630       7.7    45,824       7.9
                                                --------     -----  --------     -----  --------     -----
        Total commercial                          53,901       9.0    60,308      10.2    61,539      10.6
                                                --------     -----  --------     -----  --------     -----

   Construction - fixed rate                      15,194       2.5     9,640       1.6      --      --
   Construction - adjustable rate                104,325      17.3   100,477      17.0   103,839      17.9
                                                --------     -----  --------     -----  --------     -----
        Total construction (1)                   119,519      19.8   110,117      18.6   103,839      17.9
                                                --------     -----  --------     -----  --------     -----

Total first mortgage loans                       505,350      83.9   501,480      84.8   494,457      85.2
                                                --------     -----  --------     -----  --------     -----

Second mortgage loans (2):
   Fixed rate                                     16,403       2.7    14,981       2.6    14,118       2.4
   Adjustable rate                                28,167       4.7    24,845       4.2    23,326       4.0
                                                --------     -----  --------     -----  --------     -----
        Total second mortgage loans               44,570       7.4    39,826       6.8    37,444       6.4
                                                --------     -----  --------     -----  --------     -----

Loans on savings accounts                          1,339       0.2     1,363       0.2     1,022       0.2
                                                --------     -----  --------     -----  --------     -----

Installment loans:
   Fixed rate                                     47,904       8.0    44,977       7.6    44,214       7.6
   Adjustable rate                                 3,333       0.5     3,481       0.6     3,721       0.6
                                                --------     -----  --------     -----  --------     -----
        Total installment loans                   51,237       8.5    48,458       8.2    47,935       8.2
                                                --------     -----  --------     -----  --------     -----

Gross Loans                                      602,496     100.0%  591,127     100.0%  580,858     100.0%
                                                             =====               =====               =====

Less:
   Unearned discount                                 429               1,361               1,419
   Deferred income                                 2,703               2,886               3,013
   Allowance for loan losses                       6,482               6,373               6,521
                                                --------            --------            --------
                                                   9,614              10,620              10,953
                                                --------            --------            --------

Total net loans held for investment             $592,882            $580,507            $569,905
                                                ========            ========            ========



(1)  Construction loans are shown net of undisbursed loan funds.
(2)  Includes home equity lines of credit.

         Provision for Loan Losses. The Company provided $413,000 during the third quarter of fiscal year 1996 as additions to the allowance for loan losses, compared to $373,000 in the third quarter of fiscal year 1995. The Company provided $1,344,000 during the first nine months of fiscal year 1996 as additions to the allowance for loan losses, compared to $948,000 in the first nine months of fiscal year 1995. In establishing the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, loan loss experience, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. The Company considers the size and risk exposure of each segment of the loan portfolio. For secured loans, management considers estimates of the fair value of the collateral, considering the current and currently anticipated future operating or sales conditions. Such estimates are particularly susceptible to changes that could result in a material adjustment to future results of operations. Factors such as independent appraisals, current economic conditions and the financial condition of borrowers are continuously evaluated to determine whether the Company's investment in such assets does not exceed their estimated values. The Company's policy is to establish both general and specific allowances for loan losses.

         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the first nine months of fiscal years 1996 and 1995:

(In thousands)
Nine-Month Periods
Ended March 31                                              1996         1995
- --------------                                           ---------     -------

Balance at beginning of period                           $  6,373      $  5,611
Provision charged to expense                                1,344           948

Loans charged off:
  Residential real estate                                       3             2
  Commercial real estate                                    1,056          --
  Construction                                               --            --
  Consumer and other loans                                    219            72
                                                         --------      --------
      Total charge-offs                                     1,278            74
                                                         --------      --------

Recoveries of loans previously charged off:
  Residential real estate                                    --            --
  Commercial real estate                                     --            --
  Construction                                               --            --
  Consumer and other loans                                     43            36
                                                         --------      --------
      Total recoveries                                         43            36
                                                         --------      --------

      Net charge-offs                                       1,235            38
                                                         --------      --------

Balance at end of period                                 $  6,482      $  6,521
                                                         ========      ========

Average loans held for investment                        $591,441      $537,624
Loans held for investment at period end                   599,364       576,426
Ratio of provision for loan losses to
    average loans held for investment                        0.23%         0.18%
Ratio of net charge-offs to average
    loans held for investment                                0.21%         0.01%
Ratio of allowance for loan losses to loans
    held for investment at period end                        1.08%         1.13%


         While the Company's management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to the various portfolios to provide an indication of the relative risk characteristics of the total loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that chargeoffs for the balance of fiscal year 1996 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at March 31, 1996, June 30, 1995 and March 31, 1995 and the ratio of the related outstanding loan balances to total loans held for investment are as follows:

         (In thousands)                              March 31, 1996                  June 30, 1995                March 31, 1995
                                               -------------------------      --------------------------       --------------------
                                                                Ratio of                       Ratio of                   Ratio of
                                                                Loans to                       Loans to                   Loans to
                                                               Total Loans                    Total Loans                Total Loans
                                                                Held for                        Held for                   Held for
                                              Allowance         Investment    Allowance        Investment   Allowance     Investment
                                              ---------         ----------    ---------        ----------   ---------     ----------
Residential real estate                         $1,280             62.5%       $1,055             62.8%       $  980         63.1%
Commercial real estate                           2,127              9.0         2,958             10.2         3,341         10.6
Construction                                     1,825             19.8         1,150             18.6         1,000         17.9
Consumer and other loans                         1,250              8.7         1,210              8.4         1,200          8.4
                                                ------            -----        ------            -----        ------        -----

                                                $6,482            100.0%       $6,373            100.0%       $6,521        100.0%
                                                ======            =====        ======            =====        ======        =====

         Business Lines. The Company tracks the performance of its business lines using an internal value-based accounting system. Unlike generally accepted accounting principles, no authoritative body of guidance exists for internal financial accounting and reporting. The Company's internal accounting process is based on practices which support its management structure and is not necessarily comparable with similar information for other institutions. Results for the first nine months of fiscal years 1996 and 1995 are presented in a consistent manner. However, methodologies may change from time to time as accounting systems are enhanced or business products change.

         The following table details the profitability of the Company's two business lines, retail banking and mortgage banking. Retail banking includes the retail branch network and the retail lending group, the Company's equity line/second mortgage and installment loan portfolios, and related customer service and administrative activities. Mortgage banking includes the loan production and servicing functions, the Company's mortgage loan and construction loan portfolios, and related administrative activities. A match-funded transfer pricing system is used to allocate interest income and expense between the two business lines. Since retail banking is a net provider of corporate funds (retail deposits exceed the retail loan portfolio), and mortgage banking is a net user of corporate funds, the match-funded pricing system has the effect of transferring interest income from mortgage banking to retail banking. Loan loss provisions are allocated based on risk weightings in each business line's portfolio and changes therein. Corporate administrative costs have also been allocated to the business lines.

(In thousands)                                  Retail Banking               Mortgage Banking              Total
Nine-Month Periods                     -----------------------------    ----------------------------  -------------------------
Ended March 31                                             Increase                        Increase                    Increase
- --------------                           1996      1995   (Decrease)     1996      1995   (Decrease)   1996     1995  (Decrease)
                                       -------    -------  ---------    ------    -------  ---------  ------- ------- ---------

Net interest income                     $9,762    $10,753    $  (991)    $9,723    $8,841    $  882  $19,485  $19,594  $ (109)
Provision for loan losses                  217        262        (45)     1,127       686       441    1,344      948     396
Noninterest income                       1,588      1,482        106      4,497     2,988     1,509    6,085    4,470   1,615
Noninterest expenses                     8,050      6,941      1,109      6,360     7,023      (663)  14,410   13,964     446
Income taxes                             1,136      2,015       (879)     2,481     1,692       789    3,617    3,707     (90)
                                        ------    -------    -------     ------    ------    ------    -----    -----    ----

Net earnings                            $1,947    $ 3,017    $(1,070)    $4,252    $2,428    $1,824  $ 6,199    $5,445   $754
                                        ======    =======    =======     ======    ======    ======    =====    =====    ====

         Net earnings generated by retail banking were $1,947,000 in the first nine months of fiscal year 1996, a decrease of 35.5% from the $3,017,000 of net earnings in the first nine months of fiscal year 1995. Net interest income from retail banking declined by $991,000, or 9.2%, as the rates paid on deposits grew at a faster rate than yields earned on interest-earning assets. There were sizable shifts in the components of the deposit base, as customers moved their deposits into higher-rate certificates of deposit and out of lower-rate savings, checking and money-market accounts. Noninterest income rose by 7.2% as the
Company collected more fees related to its checking account products. Noninterest expenses increased by 16.0%, due in part to the expansion of the Company's retail branch network by a net of one branch. The Company added two branches and closed one branch between March 31, 1995 and March 31, 1996.

         Net earnings from mortgage banking increased by 75.1% to $4,252,000 in the first nine months of fiscal year 1996, when compared to net earnings of $2,428,000 in the first nine months of fiscal year 1995. Net earnings were positively affected by a 10.0% increase in the mortgage banking net interest margin and a 9.4% decrease in noninterest expenses. Most of the reduction in noninterest expenses is attributable to the restructuring of the Company's mortgage loan production network. Higher loan production volume, lower mortgage loan interest rates, and the majority of mortgage loan sales on a servicing-released basis resulted in sharply higher loan sale gains and thus a 50.5% increase in mortgage banking's noninterest income.


         Retail Banking Operations. The Company's retail banking activities consist of attracting checking and savings deposits from the general public through its retail banking offices and lending funds to retail banking customers by means of home equity and installment loans.

         The Company opened a full-service retail banking branch on September 11, 1995. The new branch is located at the intersection of Old Bridge Road and Hedges Run Drive, at the "Lake Ridge Commons Shopping Center" in Woodbridge, Virginia. The new branch is the Company's first retail banking presence in the Northern Virginia market. The Company's Mortgage Banking Division is also headquartered in Woodbridge. As of March 31, 1996, the Company operated twenty-three full service retail facilities throughout Virginia.

         The Company originated $3,489,000 of residential equity lines of credit and fixed-rate second mortgages during the third quarter of fiscal year 1996, compared to $3,614,000 in the third quarter of fiscal year 1995. The Company originated $16,609,000 of residential equity lines of credit and fixed-rate second mortgages during the first nine months of fiscal year 1996, compared to $13,980,000 in the first nine months of fiscal year 1995.

         The Company originated $6,256,000 of consumer and installment loans during the third quarter of fiscal year 1996, compared to $5,335,000 in the third quarter of fiscal year 1995. The

Company originated $17,114,000 of consumer and installment loans during the first nine months of fiscal year 1996, compared to $19,740,000 in the first nine months of fiscal year 1995.

         The Company has placed emphasis on making these forms of credit available to its retail customers. The Company's success in promoting these loan products is attributed to enhanced training of retail branch personnel, the centralization of credit decision-making, and marketing campaigns that target these products.

         In addition to originating consumer-type loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. The Company purchased $976,000 of fixed-rate second mortgage loans in the third quarter of fiscal year 1996; no such loans were purchased in the third quarter of fiscal year 1995. For the first nine months of fiscal year 1996, the Company purchased $976,000 of fixed rate second mortgage loans, compared to $3,170,000 in the first nine months of fiscal year 1995.

         The following table summarizes retail banking loan originations and purchases by type of loan for the three-month and nine-month periods ended March 31, 1996 and 1995:

         (In thousands)
         Three-Month Periods
         Ended March 31                            1996                         1995
         --------------                    ---------------------        ---------------------
                                                          % of                        % of
                                              Amount      Total            Amount     Total
                                              ------      -----            ------     -----
Residential equity lines of credit (1)       $ 2,104      19.6%           $ 1,588      10.0%
Fixed-rate second mortgage loans               2,361      22.0              2,026      12.7
Consumer loans                                 6,256      58.4             12,337      77.3
                                             -------     -----            -------     -----

Total originations and purchases             $10,721     100.0%           $15,951     100.0%
                                             =======     =====            =======     =====


         Nine-Month Periods
         Ended March 31                            1996                         1995
         --------------                    ---------------------        ---------------------
                                                          % of                        % of
                                              Amount      Total            Amount     Total
                                              ------      -----            ------     -----
Residential equity lines of credit (1)       $ 8,107      23.4%           $ 5,947      14.6%
Fixed-rate second mortgage loans               9,478      27.3              8,032      19.7
Consumer loans                                17,113      49.3             26,743      65.7
                                             -------     -----            -------     -----

Total originations and purchases             $34,698     100.0%           $40,722     100.0%
                                             =======     =====            =======     =====



     (1)  Reflects loan balances prior to deduction of undisbursed loan amounts.



         Mortgage Banking Operations. The principal sources of revenue from the Company's mortgage banking operations are loan origination fees, loan servicing fees, revenues from sales of loans, and revenues from any sales of rights to service loans. The Company anticipates that loan servicing income and gains or losses on sales of mortgage loans will continue to influence future net earnings to a large degree.

         As of October 31, 1994, the Company operated six mortgage loan origination centers in southside, central and southwestern Virginia under the trade name Virginia First Mortgage, and six mortgage loan origination centers in northern Virginia and southern Maryland under the trade name Southern Atlantic Mortgage. Effective November 1, 1994, the Company consolidated the back-office operations of its mortgage banking units. The divisions were merged into a single unit based in Woodbridge, Virginia using the name Virginia First Mortgage. The consolidation eliminated duplicate support structures and provided for more efficient and uniform delivery of mortgage loan services, which contributed to a substantial decrease in personnel expenses. Additionally, as of March 1, 1995, the Company closed its mortgage loan production center in Clinton, Maryland, reducing the total number of centers at December 31, 1995 to eleven.

         The Company is implementing the following additional consolidations in mortgage banking:

         1. The mortgage loan office in Arnold, Maryland has been consolidated with the office in Rockville, Maryland, effective as of February 1, 1996.

         2. The mortgage loan office in Sterling, Virginia has been consolidated with the office in Annandale, Virginia, effective as of March 1, 1996. The consolidated office is also to be relocated to Tysons Corner, Virginia.

         3. The mortgage loan office in Lynchburg, Virginia will relocated into the building presently occupied by the retail banking branch.

         4. The mortgage loan office in Chesterfield County, Virginia is in the process of being relocated and consolidated with support staff presently located in the Petersburg, Virginia mortgage loan office.

These changes are intended to increase efficiency while maintaining the Company's loan production capability in its most promising markets. The Company will continue to evaluate the number and locations of its mortgage loan origination centers to ensure the most efficient and cost effective allocation of mortgage lending resources. In subsequent periods the Company may open new centers or close or consolidate existing centers, depending on market conditions.

         The Company's present operating strategy is to originate fixed rate mortgage loans for sale in the secondary mortgage market, while adjustable rate mortgage loans are originated both for sale and for the Company's portfolio. In the past two fiscal years the Company has continued to solidify its position as a regional mortgage banker. During this period the Company has continued to add to its mortgage loan servicing portfolio. However, see the discussion under "Mortgage Loan Servicing" regarding the Company's decision to sell substantially all of its portfolio of loans serviced for others, in a transaction effective as of April 1, 1996.


         Origination and Purchase of Mortgage Loans. The Company originated $101,040,000 of fixed rate conventional, Federal Housing Administration ("FHA"), and Veterans Administration ("VA") residential loans during the third quarter of fiscal year 1996, compared to $42,937,000 in the third quarter of fiscal year 1995 and $121,345,000 in the third quarter of fiscal year 1994. The Company originated $326,554,000 of such loans during the first nine months of fiscal year 1996, compared to $173,694,000 in the first nine months of fiscal year 1995 and $549,825,000 in the first nine months of fiscal year 1994. The 68.4% decline in originations in the first nine months of fiscal year 1995 compared to the same period in fiscal year 1994 was due to over saturation in the refinancing market and the rise in market interest rates. The 88.0% increase in the first nine months of fiscal year 1996 compared to the same period in fiscal year 1995 was due to a moderation in market interest rates and an increase in new housing starts, primarily in the Northern Virginia and Maryland markets. The Company anticipates that the level of residential mortgage loans originated in fiscal year 1996 will be higher than in fiscal year 1995 but less than in fiscal year 1994.

         The Company originated $16,816,000 of adjustable rate residential mortgage loans during the third quarter of fiscal year 1996, compared to $14,731,000 in the third quarter of fiscal year 1995 and $16,440,000 in the third quarter of fiscal year 1994. The Company originated $58,342,000 of such loans during the first nine months of fiscal year 1996, compared to $69,149,000 in the first nine months of fiscal year 1995 and $58,836,000 in the first nine months of fiscal year 1994. The 17.5% increase in the first nine months of fiscal year 1995, compared to the same period in fiscal year 1994, is attributed to higher market interest rates reducing the attractiveness to consumers of obtaining fixed rate mortgage loans. Originations in the first nine months of fiscal year 1996 were 15.6% less than in the same period in fiscal year 1995, as moderating interest rates shifted consumer interest back to the fixed rate products. Adjustable rate mortgage loan originations were 13.6% of total permanent mortgage loan and construction loan originations in the first nine months of fiscal year 1996, compared to 23.3% in the first nine months of fiscal year 1995.

         In addition to originating residential mortgage loans, the Company also purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas.

However, no adjustable rate residential mortgage loans were purchased during the first, second or third quarters of fiscal years 1996 and 1995.

         The Company originated $19,253,000 of construction loans during the third quarter of fiscal year 1996, compared to $14,489,000 in the third quarter of fiscal year 1995 and $28,919,000 in the third quarter of fiscal year 1994. The Company originated $41,774,000 of construction loans during the first nine months of fiscal year 1996, compared to $53,004,000 in the first nine months of fiscal year 1995 and $86,067,000 in the first nine months of fiscal year 1994. Construction loans were 9.7% of total permanent mortgage loan and construction loan originations in the first nine months of fiscal year 1996, compared to 17.9% in the first nine months of fiscal year 1995. The increases in both outstanding construction loan balances and loan commitments has been consistent with management's goals of diversifying the Company's loan portfolio and penetrating undeserved markets. The Company believes that its construction lending underwriting standards do not expose the Company to substantial risks of loss. Substantial builder equity is typically required and home starts ahead of actual sales are strictly controlled.

         The Company has successfully incorporated a strategic initiative focusing on the use of a construction loan as the integral component in obtaining a permanent mortgage loan. The Company has successfully utilized the integrated construction loan product, in which the homebuyer prequalifies for a permanent mortgage loan and upon completion of the house the construction loan automatically converts to a permanent loan without the need for a second closing transaction.

         While the Company has financed residential construction projects throughout its business area, a substantial portion of the Company's construction lending in the past two fiscal years has been in Northern Virginia and Maryland. The Company utilized residential construction loan financing as an entry mechanism into the Northern Virginia and Maryland markets at a time of diminished competition due to savings institution failures, deflated real estate prices and a migration by traditional lending sources away from construction and residential mortgage lending. While the Company's market penetration of the Northern Virginia and Maryland markets in the past two years has been substantial, management is committed to retaining its conservative credit risk profile, and is willing to forego market share to new or returning competitors who may be willing to sacrifice quality to achieve volume goals. Management's adherence to its quality standards could result in reductions in construction loan balances and commitments in future periods. As a percentage of the Company's loan originations, construction and development lending during fiscal year 1996 is expected to be less than the levels seen in fiscal year 1995. The Company continues to evaluate the feasibility of sustaining or expanding the present construction lending levels.



         The following tables summarize first mortgage and construction loan originations by type of loan for the three-month and nine-month periods ended March 31, 1996 and 1995:

         (In thousands)
         Three-Month Periods
         Ended March 31                           1996                           1995
         --------------                     -----------------              ----------------
                                                         % of                          % of
                                            Amount      Total              Amount     Total
                                           --------     -----             --------    -----
Permanent mortgage loans:
      Fixed rate residential:
          Conventional                     $ 76,476      55.8%            $ 29,418     40.8%
          FHA/VA                             24,564      17.9               13,519     18.7
                                           --------     -----             --------    -----
                                            101,040      73.7               42,937     59.5
                                           --------     -----             --------    -----

     Adjustable rate residential:
          One year                            8,827       6.5               13,250     18.3
          Three year                          7,989       5.8                1,481      2.1
                                           --------     -----             --------    -----
                                             16,816      12.3               14,731     20.4
                                           --------     -----             --------    -----

     Fixed rate commercial                     --         --                   --       --
                                           --------     -----             --------    -----

     Adjustable rate commercial:
          One year                             --         --                   --       --
          Other                                --         --                   --       --
                                           --------     -----             --------    -----
                                               --         --                   --       --
                                           --------     -----             --------    -----

Construction loans (1):
    Residential construction                 10,876       7.9               11,408     15.8
    Acquisition, development
       and commercial construction            8,377       6.1                3,081      4.3
                                           --------     -----             --------    -----
                                             19,253      14.0               14,489     20.1
                                           --------     -----             --------    -----


Total originations and purchases           $137,109     100.0%            $ 72,157    100.0%
                                           ========     =====             ========    =====



     (1)  Reflects loan balances prior to deduction of undisbursed loan amounts.




         (In thousands)
         Nine-Month Periods
         Ended March 31                           1996                           1995
         --------------                     -----------------              ----------------
                                                           % of                        % of
                                            Amount        Total            Amount     Total
                                           --------       -----           --------    -----
Permanent mortgage loans:
      Fixed rate residential:
          Conventional                     $243,405        56.6%          $113,135     38.1%
          FHA/VA                             83,149        19.3             60,559     20.4
                                           --------       -----           --------    -----
                                            326,554        75.9            173,694     58.5
                                           --------       -----           --------    -----

     Adjustable rate residential:
          One year                           36,196         8.4             60,870     20.5
          Three year                         22,146         5.2              8,279      2.8
                                           --------       -----           --------    -----
                                             58,342        13.6             69,149     23.3
                                           --------       -----           --------    -----

     Fixed rate commercial                    3,283         0.8               --     --
                                           --------       -----           --------    -----

     Adjustable rate commercial:
          One year                             --        --                    804      0.3
          Other                                --        --                   --     --
                                           --------       -----           --------    -----
                                               --        --                    804      0.3
                                           --------       -----           --------    -----

Construction loans (1):
    Residential construction                 29,297         6.8             38,597     13.0
    Acquisition, development
       and commercial construction           12,477         2.9             14,407      4.9
                                           --------       -----           --------    -----
                                             41,774         9.7             53,004     17.9
                                           --------       -----           --------    -----


Total originations and purchases           $429,953       100.0%          $296,651    100.0%
                                           ========       =====           ========    =====



     (1)  Reflects loan balances prior to deduction of undisbursed loan amounts.

         Risks Associated with Mortgage Loan "Pipeline". The Company's mortgage banking activities involve risks of loss if secondary mortgage market interest rates increase or decrease substantially while a loan is in the "pipeline" (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). In order to reduce this interest rate risk, the Company typically enters into forward sales commitments in an amount approximately equal to the closed loans held in inventory, plus a portion of the unclosed loans that the Company has committed to make which are expected to close. Additionally, the Company occasionally purchases over-the-counter options to refine a risk management position in the event the percentage of loans which actually closes differs from the original expectations. Such options provide the owner with the right, but not the obligation, to deliver the underlying commodity or financial asset to the transaction's counter party at a specific price for a specific period of time. In this instance, the commodity or financial asset would generally consist of mortgage-backed securities created with securitized originated mortgage loans. The portion of the unclosed loans which the Company commits to sell depends on numerous factors, including the total amount of the Company's outstanding commitments to make loans, the portion of such loans that is likely to close, the timing of such closings, and anticipated changes in interest rates. The Company continually monitors these factors and adjusts its commitments and options positions accordingly.


         Sale of Mortgage Loans. There is an active secondary market for most types of mortgage loans originated by the Company. By originating loans for subsequent sale in the secondary mortgage market, the Company is able to obtain funds which may be used for lending and investment purposes. During the past three fiscal years, a large portion of the Company's loan sales have been on a whole loan basis with the Company retaining the rights to service the loans. However, during the quarter ended March 31, 1996, the Company shifted its business strategy with respect to mortgage loan servicing, and most of the loan sales in that quarter were on a servicing-released basis. Of total sales of $103,196,000 during the third quarter of fiscal year 1996, the Company sold $4,962,000, or 4.8%, on a servicing-retained basis. By comparison, 30.6% of sales in the third quarter of fiscal year 1995 were on a servicing-retained basis. See the discussion under "Mortgage Loan Servicing" regarding the Company's decision to sell substantially all of its portfolio of loans serviced for others, in a transaction effective as of April 1, 1996.

         Gains from the sales of mortgage loans and securitized loans were $1,067,000 in the third quarter of fiscal year 1996, an increase of $789,000, or 183.8%, over the gains of $278,000 in the third quarter of fiscal year 1995. Gains from such sales were $1,994,000 in the first nine months of fiscal year 1996, an increase of $1,321,000, or 96.3%, over the gains of $673,000 in the first nine months of fiscal year 1995. The higher gains in the three- and nine-month periods ended March 31, 1996 reflect the higher gains from selling loans on a servicing-released basis. Such gains are higher since the servicing component is being sold concurrently with the loan. Also, the gains for the three- and nine-month periods ended March 31, 1996 included $170,000 of gain from the servicing-released sale of $8,184,000 of mortgage loans from the Company's portfolio. There were no such portfolio sales in the first nine months of fiscal year 1995.

         All  fixed  rate   mortgage   loans   originated  by  the  Company  are
underwritten following guidelines which will qualify them for sale in the secondary market. The Company sells its FHA and VA loans to various investors on a servicing-released basis. The Company either sells its conventional fixed rate residential production on an individual loan basis or securitizes loans through the creation of Federal National Mortgage Association ("FNMA") and Federal Loan Mortgage Corporation ("FHLMC") mortgage-backed securities. The securities created by securitizing loans originated by the Company are immediately sold to various investors. No portions of such securities were held by the Company at March 31, 1996, June 30, 1995, or March 31, 1995. In the event the Company were to hold such a security as of the end of an accounting period, the security would constitute a "trading security", and as such would be recorded on the consolidated statement of financial condition at fair value, and unrealized holding gains and losses would be included in earnings.

         The Company sold $85,200,000 of fixed rate mortgage loans and securitized loans during the third quarter of fiscal year 1996, compared to $33,024,000 in the third quarter of fiscal year 1995. The Company sold $245,343,000 of such loans during the first nine months of fiscal year 1996, compared to $135,567,000 in the first nine months of fiscal year 1995. The sale of fixed rate product is intended to protect the Company from precipitous changes in the general level of interest rates as well as to create an income stream from servicing fees on loans sold. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in fixed rate mortgage loan originations in those periods.

         The valuation of adjustable rate mortgage loans is not as directly dependent on the level of interest rates as is the value of fixed rate loans. Decisions to hold or sell adjustable rate mortgage loans are based on the need for such loans in the Company's portfolio, which is influenced by the level of market interest rates and the Company's asset/liability management strategy. As with other investments, the Company regularly monitors the appropriateness of the level of adjustable rate mortgage loans in its portfolio and may decide from time to time to sell such loans and reinvest the proceeds in other adjustable rate investments.

         The Company sold $17,996,000 of adjustable rate mortgage loans and securitized loans during the third quarter of fiscal year 1996, compared to $15,901,000 in the third quarter of fiscal year 1995. The Company sold
$58,306,000 of such loans during the first nine months of fiscal year 1996, compared to $65,759,000 in the first nine months of fiscal year 1995. The sizable proportion of adjustable rate loan and securitized loan sales to total sales in fiscal year 1995 compared to fiscal year 1996 is due to the increased popularity of adjustable rate mortgage loans in the rising interest rate environment, and the corresponding demand for adjustable rate loans and securities in the secondary market. In addition, production of adjustable rate loans in the first, second and third quarters of both fiscal years 1996 and 1995 exceeded the Company's capacity to add such loans to its loan portfolio.

         The following tables summarize mortgage loan sales by type of loan for the three-month and nine-month periods ended March 31, 1996 and 1995. The table does not reflect commitments sold for which mortgage loans had not been delivered and funded at period end.

         (In thousands)
         Three-Month Periods
         Ended March 31                      1996                   1995
         --------------              --------------------   ---------------------
                                                    % of                    % of
                                      Amount        Total     Amount        Total
                                      ------        -----     ------        -----
Fixed rate                           $ 85,200        82.6%   $ 33,024        67.5%
Adjustable rate                        17,996        17.4      15,901        32.5
                                     --------       -----    --------       -----

Total mortgage loans sold            $103,196       100.0%   $ 48,925       100.0%
                                     ========       =====    ========       =====

         Nine-Month Periods
         Ended March 31                      1996                   1995
         --------------              --------------------   ---------------------
                                                    % of                    % of
                                      Amount        Total     Amount        Total
                                      ------        -----     ------        -----
Fixed rate                           $245,343        80.8%   $135,567        67.3%
Adjustable rate                        58,306        19.2      65,759        32.7
                                     --------       -----    --------       -----

Total mortgage loans sold            $303,649       100.0%   $201,326       100.0%
                                     ========       =====    ========       =====


         Included in the figures above are mortgage loans which were securitized into mortgage-backed securities in connection with and immediately prior to sale. Securitized loans in the above figures totaled $75,614,000 in the first nine months of fiscal year 1996 and $34,083,000 in the first nine months of fiscal year 1995.

         In an environment of stable interest rates, the Company's gains on the sale of mortgage loans and securitized loans would generally be limited to those gains resulting from the yield differential between retail mortgage loan interest rates and rates required by secondary market purchasers. A loss from the sale of a loan may occur if interest rates increase between the time the Company establishes the interest rate on a loan and the time the loan is sold. Because of the uncertainty of future loan origination volume and the future level of interest rates, there can be no assurance that the Company will realize gains on the sale of financial assets in future periods.

          A component of gains and losses on the sale of mortgage loans (or of loans securitized into mortgage-backed securities prior to sale) involves the calculation of the present value of the yield earned on such assets over the sum of the yields paid to secondary market purchasers plus a "normal" servicing fee to the Company for servicing such loans. These calculations utilize assumptions of the estimated average lives of the mortgage loans (or groups of loans packaged into mortgage-backed securities) sold and an appropriate discount rate. The recognition of these gains results in an asset, capitalized excess servicing, which is amortized against gross servicing fee income over the estimated average lives of the loans sold. If loans are prepaid at rates faster than those originally assumed, adjustments may be required to the unamortized capitalized servicing asset which could result in charges to current earnings. Conversely, slower prepayment rates could result in increases in mortgage loan servicing income in future periods. No such write-downs were taken in the first, second or third quarters of fiscal years 1996 and 1995.

         It has not been the Company's practice to purchase mortgage loan servicing rights ("PMSRs"). The purchased servicing reflected on the Company's consolidated statements of financial condition totaled $14,000 at March 31, 1996, $16,000 at June 30, 1995, and $16,000 at March 31, 1995. PMSRs and
capitalized excess servicing have similar risk and return characteristics. The Company structures its mortgage loan sale transactions in order to minimize the creation of capitalized excess servicing. The Company added $2,000 of new capitalized excess servicing in the first nine months of fiscal year 1996, compared to $11,000 added in the first nine months of fiscal year 1995. The amount of capitalized excess servicing included on the Company's consolidated statements of financial condition was $788,000 at March 31, 1996, compared to $836,000 at June 30, 1995 and $845,000 at March 31, 1995.

         See the discussion under "Mortgage Loan Servicing" regarding the Company's decision to sell substantially all of its portfolio of loans serviced for others, in a transaction effective as of April 1, 1996. In connection with that sale, the Company's remaining unamortized balances of PMSRs and capitalized excess servicing will be written off against the sales proceeds.

         The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the levelyield method. Net commitment fees for permanent forward commitments issued to builders and/or developers for the purpose of securing loans for their purchasers are also deferred. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan.


         Mortgage Loan Servicing. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, holding escrow funds for payment of taxes and insurance, making required inspections of the mortgage premises, contacting delinquent mortgagors, supervising foreclosures in the event of unremedied defaults, and generally administering the loans for the investors to whom they have been sold. The Company receives fees for servicing mortgage loans, generally ranging from 1/4% to 1/2% per annum on the declining principal balances of the loans. Servicing fees are collected by the Company out of monthly mortgage payments.

         Loan servicing income increased by $19,000 to $821,000 during the third quarter of fiscal year 1996, and increased by $183,000 to $802,000 in the third quarter of fiscal year 1995. Such income increased by $297,000 to $2,536,000 during the first nine months of fiscal year 1996, and increased by $362,000 to $2,239,000 during the first nine months of fiscal year 1995. The increases in mortgage loan servicing income for the three-month and nine-month periods ended March 31, 1996 and 1995 were due to the increases in mortgage loans serviced for others and the decreases in amortization of excess servicing. The average daily balance of mortgage loans serviced for others was approximately $766.9 million in the first nine months of fiscal year 1996, compared to average daily balances of $732.1 million in the first nine months of fiscal year 1995 and $709.0 million in the first nine months of fiscal year 1994.

         For the past few years, and until January 1, 1996, it had been the Company's policy to sell servicing rights related to government (i.e., FHA and VA) loans, while retaining servicing rights on other residential mortgage loans. The Company also sold a portion of its conventional loan production on a servicing-released basis, primarily mortgage loans with original balances above the limit for purchase by FNMA and FHLMC ($207,000 at March 31, 1996). As the Company expanded its mortgage banking operations and the volume of mortgage loans that it serviced for others, production and other related operating expenses increased substantially. Expenses that the Company incurred in servicing loans were charged to operations. Although the Company sought to increase the volume of loans that it serviced for others, from time-to-time it sold loan servicing rights and conventional loans on a servicing-released basis, in order to recover, on a current basis, more of the costs of creating such loan servicing rights. However, no servicing rights were sold on a bulk basis during the first, second or third quarters of fiscal year 1996 and 1995.

         Beginning January 1, 1996, the Company shifted its business strategy with respect to mortgage loan servicing, and most of the loan sales in the quarter ended March 31, 1996 were on a servicing-released basis. And effective as of April 1, 1996, the Company has sold substantially all of its portfolio of mortgage loans serviced for others. The transaction is expected to generate a pre-tax gain of $7.25 million, which will be reflected in the Company's fourth fiscal quarter earnings. The amount of the gain will be net of the write-off of remaining unamortized PMSR and capitalized excess servicing balances. The
Company's decision to exit the mortgage loan servicing business was driven by the increasing 'critical mass' necessary to generate acceptable returns on loan servicing activities. Management believes that the after-tax proceeds of the sale of approximately $4.5 million can be deployed more efficiently in other areas, and will provide additional capital to enhance the Company's core business activities.

         During the quarter ending June 30, 1996, the Company will continue to service the loans subject to the rights sale agreement under a subservicing arrangement. During this period, the necessary loan documents will be prepared and transferred to the purchaser. Subsequent to the completion of the transaction, the Company will continue to service the loans in its portfolio and may occasionally accumulate servicing rights for sale from time to time on a bulk basis, depending on market conditions. However, the Company does not anticipate re-entering the mortgage loan servicing business, and it is expected that most mortgage loan sales will continued to be made on a servicing-released basis.

         The Company's portfolio of mortgage loans serviced for others grew by $17.4 million during the first nine months of fiscal year 1996, compared to growth of $33.8 million in the first nine months of fiscal year 1995. While mortgage loan production increased in the first nine months of fiscal year 1996 as compared to the first nine months of fiscal year 1995, a larger proportion of the fiscal year 1996 originations were sold on a servicing-released basis. The following table indicates the components of the Company's loan servicing portfolio at the indicated dates:







(Dollars in thousands)                              March 31, 1996                 June 30, 1995                   March 31, 1995
                                                 --------------------          --------------------              -----------------
                                                                  No. of                        No. of                        No. of
                                                Amount            Loans        Amount           Loans       Amount            Loans
                                                ------            -----        ------           -----       ------            -----
Company's mortgage loan portfolio              $  436,017          4,870     $  429,438          4,940     $  401,922          4,226

Serviced for others:
   FNMA                                           666,134          7,739        655,073          7,623        651,791          7,588
   FHLMC                                           34,565            825         30,406            835         29,036            839
   Other investors                                 62,372            870         60,214            792         58,229            757
                                               ----------     ----------     ----------     ----------     ----------     ----------
     Total serviced for others                    763,071          9,434        745,693          9,250        739,056          9,184
                                               ----------     ----------     ----------     ----------     ----------     ----------

Total mortgage loans serviced                  $1,199,088         14,304     $1,175,131         14,190     $1,140,978         13,410
                                               ==========     ==========     ==========     ==========     ==========     ==========


         Mortgage loan servicing provides a relatively stable source of fee income which is not directly and immediately affected by fluctuations in interest rates in that such income is a function of the size of the servicing portfolio and not the interest rates on the related loans. However, the size of the servicing portfolio may decline because of fluctuations in interest rates to the extent that mortgage loan originations decline in a rising interest rate environment or mortgage loan prepayments increase in a declining interest rate environment and are not offset by new mortgage loan originations.

         The weighted average note rate of mortgage loans serviced for others was 7.76% at March 31, 1996, compared to 7.81% at June 30, 1995 and 7.78% at March 31, 1995.

         The mortgage banking operation also generates escrow deposits that result from processing mortgage payments and which are a relatively low cost source of funds for the Company. Such balances averaged $8.13 million and $7.86 million during the nine-month periods ended March 31, 1996 and 1995, respectively.


         Investments. As of June 30, 1994, the Company implemented changes in its accounting for certain investment securities and mortgage-backed securities as required by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Upon initial application of the new standard, existing investments were classified based on the enterprise's current intent. The Company classified a large portion of its investment securities and mortgage-backed securities as available for sale. Such securities are reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity, net of any deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities and mortgage-backed securities holdings.


         In November 1995, the FASB staff issued a Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report provides implementation guidance and a one-time opportunity for companies to reassess their intent with regard to securities and reclassify a portion or all of them as deemed appropriate. Such one-time reclassifications, which are expected to affect securities classified as held to maturity most significantly, may be made without calling into question the propriety of a company's stated intent in prior or subsequent periods. However, any such reclassifications must have been made by December 31, 1995.

         Since the adoption of SFAS 115, no transfers between portfolios had taken place. In December 1995, as provided for in the Special Report, the Company transferred a single security, with amortized cost of $1,966,000 and fair value of $2,028,000, from the held to maturity category to the available for sale category.



         The  amortized  cost  and  fair  value  of  the  Company's   investment
securities and mortgage-backed securities (including collateralized mortgage obligations, or "CMOs") are as follows:

(In thousands)                                             March 31, 1996             June 30, 1995              March 31, 1995
                                                        -------------------       ---------------------        -----------------
                                                       Amortized       Fair        Amortized      Fair       Amortized        Fair
                                                          Cost         Value         Cost         Value         Cost          Value
                                                        --------      --------     --------      --------     --------      --------
Investment Securities
         Held to maturity:
            FHLB notes                                  $   --        $   --       $ 13,500      $ 13,444     $ 10,000      $  9,783
            FNMA bonds                                      --            --          1,960         1,988        1,958         1,915
            Municipal bonds                                7,520         7,520        7,630         7,630        7,750         7,750
                                                        --------      --------     --------      --------     --------      --------

                                                           7,520         7,520       23,090        23,062       19,708        19,448
                                                        --------      --------     --------      --------     --------      --------

         Available for sale:
            Adjustable rate mortgage
               mutual fund                                  --            --           --            --          3,743         3,699
            FHLB notes                                     2,000         1,983         --            --           --            --
            FNMA bonds                                     1,968         2,047         --            --           --            --
                                                        --------      --------     --------      --------     --------      --------
                                                           3,968         4,030         --            --          3,743         3,699
         Net unrealized gain (loss)                           62          --           --            --            (44)         --
                                                        --------      --------     --------      --------     --------      --------

                                                           4,030         4,030         --            --          3,699         3,699
                                                        --------      --------     --------      --------     --------      --------

                                                        $ 11,550      $ 11,550     $ 23,090      $ 23,062     $ 23,407      $ 23,147
                                                        ========      ========     ========      ========     ========      ========

Mortgage-Backed Securities

         Held to maturity:
            FHLMC                                       $    375      $    385     $    379      $    391     $    381      $    394
            CMO                                             --            --           --            --            177           177
            Other                                            184           184          214           214          227           227
                                                        --------      --------     --------      --------     --------      --------

                                                             559           569          593           605          785           798
                                                        --------      --------     --------      --------     --------      --------

         Available for sale:
            FNMA                                           3,189         3,189        3,616         3,585        3,770         3,710
            CMOs                                           8,905         8,865        5,315         5,193        5,981         5,778
                                                        --------      --------     --------      --------     --------      --------
                                                          12,094        12,054        8,931         8,778        9,751         9,488
            Net unrealized loss                              (40)         --           (153)         --           (263)         --
                                                        --------      --------     --------      --------     --------      --------

                                                          12,054        12,054        8,778         8,778        9,488         9,488
                                                        --------      --------     --------      --------     --------      --------

                                                        $ 12,613      $ 12,623     $  9,371      $  9,383     $ 10,273      $ 10,286
                                                        ========      ========     ========      ========     ========      ========






         Noninterest Income. The Company recorded a $50,000 net loss from the revaluation of mortgage backed securities and collateralized mortgage obligations held for investment during the first quarter of fiscal year 1995. The loss was related to the "other than temporary" decline in the carrying value of certain residual investments in collateralized mortgage obligations held in the investment portfolio. No such losses were recorded in the second or third quarters of fiscal year 1995 or in the first, second or third quarters of fiscal year 1996.

         Financial service fees increased by $87,000, or 19.0%, in the third quarter of fiscal year 1996 and by $54,000, or 13.3%, in the third quarter of fiscal year 1995, compared to the same periods in the respective previous years. Such fees increased by $191,000, or 12.9%, in the first nine months of fiscal year 1996 and by $294,000, or 24.7%, in the first nine months of fiscal year 1995, compared to the same periods in the respective previous years. These three-month and nine-month period-to-period increases are primarily attributed to the increase in the number of checking accounts resulting from promotional campaigns targeted to the checking product.

         In addition, financial service fees in the first nine months of fiscal year 1996 include $52,000 earned from the Company's relationship with INVEST Financial Services, Inc. ("INVEST"), compared to $137,000 in the first nine months of fiscal year 1995. Pursuant to a contractual arrangement, INVEST leased office space in certain of the Company's facilities through which stocks, bonds, mutual funds and investment counseling are provided. Such fees were lower in the first nine months of fiscal year 1996, as compared to the same period in fiscal year 1995, since rising market interest rates reduced the popularity of mutual fund-type investments in relation to alternative investments such as savings certificates of deposit. Effective as of April 1, 1996, The Company has engaged CoreLink Financial, Inc. ("CoreLink") to replace INVEST as its broker-dealer for providing mutual funds and other securities products to the Company's customers.

         Sales of real estate owned yielded net gains of $66,000 and $63,000 in the third quarters of fiscal years 1996 and 1995, respectively, and yielded gains of $136,000 and $205,000, respectively, for the first nine months of such fiscal years. The Company recorded losses on the revaluation of real estate owned of $77,000 and $80,000 in the third quarters of fiscal years 1996 and 1995, respectively, and recorded losses of $444,000 and $153,000, respectively, for the first nine months of such fiscal years. It is the Company's policy to record allowances for estimated losses on real estate owned when, based upon its evaluation of various factors such as independent appraisals and current economic conditions, it determines that the investment in such assets is greater than their fair values less cost to dispose.

         Other noninterest income includes gains on sales of real estate acquired for development of $2,000 and $1,000 in the first nine months of fiscal years 1996 and 1995, respectively.

         Century Title Insurance Agency, Inc. was incorporated in December 1994 as a subsidiary of the Savings Bank. This new business unit offers a full range of title insurance products to the general public and enhances the diversification of products to both existing and prospective mortgage loan customers. It is based at the headquarters of the Virginia First Mortgage Division in Woodbridge, Virginia. Century Title generated $47,000 of gross title fee income in the third quarter of fiscal year 1996 and $139,000 in the first nine months of fiscal year 1996.


         Noninterest Expenses. Personnel and related employee benefits expense is the Company's largest non-interest expense. Personnel expense for the third quarter of fiscal year 1996 was $2,548,000, compared to $2,309,000 in the third quarter of fiscal year 1995 and $3,067,000 in the third quarter of fiscal year 1994. Such expense for the first nine months of fiscal year 1996 was $7,127,000, compared to $7,639,000 in the first nine months of fiscal year 1995 and $9,454,000 in the first nine months of fiscal year 1994. The 19.2% decrease in personnel expense in the first nine months of fiscal year 1995, as compared to the same period in fiscal year 1994, reflects the discontinuation of temporary support as well as some permanent staff reductions. Also, commissions paid to mortgage loan originators is a substantial component of personnel expense, and declined proportionately to the reduction in the volume of loans closed. The 6.7% decrease in personnel expense in the first nine months of fiscal year 1996, as compared to the same period in fiscal year 1995, reflects the consolidation of the Company's mortgage loan backoffice operations. As described earlier, effective November 1, 1994, the Company consolidated the back-office operations of its mortgage banking divisions. The consolidation eliminated duplicate support structures and provided for more efficient and uniform delivery of mortgage loan services, which contributed to a substantial decrease in personnel expenses.

         Occupancy expense for the third quarters of fiscal years 1996 and 1995 was $447,000 and $385,000, respectively. Such expense was $1,202,000 and $1,091,000, respectively, for the first nine months of those fiscal years. Some of the 10.2% increase for the first nine months of fiscal year 1996 is attributable to the opening of two retail banking branches and the closing of one branch since March 31, 1995.

         Data processing expense for the third quarters of fiscal years 1996 and 1995 was $438,000 and $364,000, respectively. Such expense was $1,286,000 and $1,152,000, respectively, for the first nine months of those fiscal years. The fiscal year 1996 increase of 11.6% is due to increased loan and deposit account volume and local area networking. While the number of customer accounts continued to grow in both fiscal years 1996 and 1995, data processing expense also moderated due to more favorable contract provisions with the Company's data processing service bureau.


         Income Taxes. Income tax expense for the third quarter of fiscal year 1996 was $1,231,000, resulting in an effective tax rate of 36.0%. By comparison, the Company had income tax expense of $1,359,000 for an effective tax rate of
39.8% in the third quarter of fiscal year 1995. The income tax expense and effective tax rate of the first nine months of fiscal year 1996 were $3,617,000 and 36.8%, compared to $3,707,000 and 40.5% in the same period in fiscal year 1995.

         The effective tax rates differ from the statutory federal rates. The prohibition against claiming amortization for certain purchase accounting adjustments (goodwill) for income tax purposes tends to increase the effective tax rate, while the effective tax rate tends to be lower due to tax-exempt interest income. The effective rate also provides for state income taxes.


Financial Condition

         Liquidity and Capital Resources. The primary sources of funds for the Company consist of checking and savings deposits, loan sale fundings, loan repayments, borrowings from the FHLB and others, and funds provided from operations. Deposits totaled $575,942,000 at March 31, 1996, an increase of $72,275,000, or 14.3%, over the $503,667,000 at June 30, 1995. Certificates of deposit grew by $51,286,000 in the first nine months of fiscal year 1995, while savings deposits declined by $2,275,000 and checking and money market deposit accounts increased by a total of $23,264,000. Higher market interest rates in the first nine months of fiscal year 1996 increased the attractiveness of certificates compared to savings and checking products, on which interest rates have risen more slowly. Approximately $223.8 million in certificate accounts will mature in the twelve-month period ending March 31, 1997. The Company's management believes that most of the maturing liabilities will be reinvested with the Company.

         Advances from the FHLB decreased by $60,106,000 to $74,552,000 at March 31, 1996, compared to $134,658,000 at June 30, 1995. The Company has access to advances from the FHLB generally secured by pledging mortgage loans and its stock in the FHLB. The Company was able to reduce outstanding FHLB advances during the nine month period ended March 31, 1996 because the $72.3 million growth in deposits and the $3.6 million growth in stockholders' equity exceeded the $20.4 million growth in total assets by $55.5 million.

         The Company will sometimes borrow from several sources using mortgage-backed securities as collateral. However, no such borrowings were outstanding at March 31, 1996 or June 30, 1995. The Company's management will use this method of financing to the extent that it is less expensive than alternative sources and is within regulatory guidelines. The Company's borrowings, including FHLB advances, at March 31, 1996 were 10.5% of assets, compared to 19.5% of assets at June 30, 1995.

         The Company sells mortgage loans and securitized loans in the secondary market and redeploys the sales proceeds in its lending operations. To a lesser extent, the proceeds of periodic loan payments and loan payoffs provide funds for lending operations.

         The primary use of funds by the Company is loan originations. The Company's loan portfolio, including loans held for sale, totaled $637,854,000 at March 31, 1996 compared to $616,049,000 at June 30, 1995, an increase of $21,805,000, or 3.5%. The Company's loans held for investment and for sale represented 89.3% of assets at March 31, 1996, compared to 88.8% of assets at June 30, 1995.

         The Company had outstanding fixed rate loan origination commitments of $879,000 and outstanding adjustable rate loan commitments of $1,551,000 at March 31, 1996.

         The Company had no outstanding loan purchase commitments at March 31, 1996. The Company had outstanding commitments to fund $25,193,000 of construction loans at March 31, 1996. In addition, the Company had $27,552,000 outstanding in lines of credit extended to its customers at March 31, 1996. The Company's management does not anticipate any difficulties in satisfying these commitments.

         Due to the relative size of the Company's loan portfolio, purchases and sales of investments have a limited impact on the Company's funding requirements. Investments and mortgage-backed securities (classified as either held to maturity or available for sale), excluding FHLB stock, totaled
$24,163,000 at March 31, 1996 and  $32,461,000  at June 30, 1995.  Such balances represented 3.4% and 4.7%, respectively, of total assets at those dates.

         Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. In fiscal year 1996 the Company is maintaining liquidity in excess of the required amount. At March 31, 1996 and June 30, 1995, the Company had liquidity ratios of 5.4% and 5.1%, respectively. The Company's management anticipates that it will be able to maintain its current level of regulatory liquidity during the balance of fiscal year 1996.

         At March 31, 1996, the Savings Bank's net worth under generally accepted accounting principles ("GAAP") was $55,068,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 1996, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:














                                                                                                                          Risk -
                                                                          Tangible                 Core                   Based
(In thousands)                                                             Capital                Capital                 Capital
                                                                          --------                --------                --------
GAAP capital                                                              $ 55,068                $ 55,068                $ 55,068
Non-allowable assets:
         Goodwill                                                           (1,707)                 (1,707)                 (1,707)
         Other intangible assets                                              (276)                   --                      --
         Equity in subsidiaries                                               (581)                   (581)                   (581)
         Other                                                                  (1)                     (1)                     (1)
Additional capital items:
         Unrealized gain on
           debt securities, net                                                (15)                    (15)                    (15)
         General loss allowances                                              --                      --                     5,862
                                                                          --------                --------                --------
Regulatory capital - computed                                               52,488                  52,764                  58,626
Minimum capital requirement                                                 10,669                  28,463                  40,953
                                                                          --------                --------                --------
Excess regulatory capital                                                 $ 41,819                $ 24,301                $ 17,673
                                                                          ========                ========                ========

Ratios:

Regulatory capital - computed                                                 7.38%                   7.42%                  11.45%
Minimum capital requirement                                                   1.50                    4.00                    8.00
                                                                          --------                --------                --------
Excess regulatory capital                                                     5.88%                   3.42%                   3.45%
                                                                          ========                ========                ========


         The Company has addressed the phase-in of higher capital requirements and the phase-out from capital of certain assets. Management believes that there are sufficient alternatives available to enable the Company to remain in compliance with its capital requirements.

         As a result of federal legislation, the Company has been subject to higher federal deposit insurance premiums and supervisory examination expenses.

         The Savings Bank is a member of the Savings Association Insurance Fund (the "SAIF"). Banks, generally, are members of the Bank Insurance Fund (the "BIF"). Both the SAIF and the BIF are administered by the FDIC. Until recently, deposit insurance premium rates for SAIF and BIF members were comparable. On August 8, 1995, the FDIC announced that the BIF had reached a reserve ratio of 1.25% of insured deposits, and it reduced the BIF annual deposit premium for well capitalized banks to $0.04 per $100 of insured deposits. The majority of BIF member banks paid premiums at or near the $0.04 per $100 of deposits level for the second half of calendar year 1995. The average premium was below $0.01 per $100 of deposits during the first quarter of calendar year 1996. Due to the undercapitalized nature of the SAIF, and the current expectation that the SAIF will not reach a 1.25% reserve ratio until 2002, the FDIC has retained the $0.23 to $0.31 per $100 of deposits premium rate structure for all SAIF-insured institutions. In response to concerns raised by the disparity in SAIF and BIF insurance rates, the FDIC, the OTS, the Treasury Department, and the thrift industry have considered a number of legislative solutions to the problem that would recapitalize SAIF and either reduce or eliminate the disparity between SAIF and BIF insurance rates once SAIF becomes fully capitalized.

         The Congress and the Clinton administration are negotiating a bill to authorize the Board of Directors of the FDIC to impose a special assessment at a rate sufficient to bring the reserve ratio of the SAIF to 1.25% of insured deposits. The rate at which the special assessment will be determined is expected to approximate 0.85% of March 31, 1995 deposits, although the assessment rate and measurement date may be affected by the timing of the legislative agreement. The actual payment of the special assessment will be set by the FDIC, but will be no later than 60 days after the enactment of the legislation. In accordance with accounting rules, the payment of the special assessment will be recorded as an operating expense in the quarter in which the legislation is enacted.

         Although a special assessment may reduce the Company's capital, management believes that it can continue to offer competitive deposit and loan products. The expropriation of the thrift industry's capital is the result of an unfortunate consensus that the remaining members of the industry should bear a significant financial burden for previous thrift failures. However, an anticipated positive by-product of the special assessment will be the reduction in the SAIF premiums to a level approximating that of BIF members.

         The Company is not aware of any other trends, events or uncertainties which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities which if they were implemented would have such an effect.


         Asset Quality. When a borrower fails to make a required loan payment, the Company contacts the borrower and attempts to cause the default to be cured. In general, first attempts at contact are made immediately following the assessment of late charges 15 days following the due date. Defaults are cured promptly in most cases. If the borrower has not paid by the 45th day of delinquency a letter is sent giving the borrower 7 days in which to cure the default. If the default is not cured by the expiration date the loan is accelerated. If the delinquency on a mortgage loan exceeds 90 days and is not cured through the Company's normal collection procedures, or an acceptable arrangement is not worked out with the borrower, the Company will institute measures to remedy the default, including commencing a foreclosure action or, in special circumstances, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure.

         Loans are placed on non-accrual status when, in the judgement of the Company's management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. Generally, all loans more than 90 days delinquent are placed on non-accrual status. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income.

         If foreclosure is effected, the property is sold at a public auction in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired real estate property is then included in the Company's real estate owned account until it is sold. The Company is permitted under federal regulations to finance sales of real estate owned by "loans to facilitate," which may involve more favorable interest rates and terms than generally would be granted under the Company's underwriting guidelines.

         The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the dates indicated:

         (In thousands)                                                       March 31,             June 30,              March 31,
                                                                                1996                  1995                  1995
                                                                              --------              --------              --------
Non-accrual loans:
   Residential mortgage                                                       $  4,427              $  3,415              $  3,552
   Commercial mortgage                                                           4,215                 2,068                 1,471
   Construction                                                                  4,703                 3,259                 1,136
   Consumer non-mortgage                                                         1,226                   545                   498
                                                                              --------              --------              --------

  Total non-accrual loans                                                       14,571                 9,287                 6,657
  Specific loss allowances                                                        (596)                 (768)               (1,186)
                                                                              --------              --------              --------
      Total non-accrual loans, net                                              13,975                 8,519                 5,471
                                                                              --------              --------              --------

Real estate acquired through foreclosure:
   One to four family
      residential units                                                          2,818                 2,576                 2,738
   Residential land/lots                                                         2,489                   106                   137
   Shopping/retail centers                                                       1,020                   672                   672
   Office buildings                                                               --                     188                  --
   Commercial land                                                                 192                   351                   351
                                                                              --------              --------              --------
  Total real estate acquired
     through foreclosure                                                         6,519                 3,893                 3,898
  Specific and general
   allowances for losses                                                          (688)                 (637)                 (667)
                                                                              --------              --------              --------
      Total real estate acquired through
         foreclosure, net                                                        5,831                 3,256                 3,231
                                                                              --------              --------              --------

Total non-performing assets                                                   $ 19,806              $ 11,775              $  8,702
                                                                              ========              ========              ========


Non-accrual loans to gross loans                                                  2.26%                 1.49%                 1.13%

Total non-performing assets to sum of
  gross loans and real estate acquired
  through foreclosure                                                             3.05%                 1.88%                 1.46%

Total non-performing assets to total assets                                       2.77%                 1.70%                 1.31%


         The net amount of interest income foregone during the third quarters of fiscal years 1996 and 1995 on loans classified as non-performing was $265,000 and $66,000, respectively. The amount foregone in the first nine months of fiscal year 1996 was $507,000, compared to $204,000 in the first nine months of fiscal year 1995.

         At June 30, 1995, the Company had $8,354,000 of restructured commercial real estate loans (five loans) which were performing in accordance with their restructured terms. These loans were reclassified as performing loans as of September 30, 1995. As of March 31, 1996, the Company had no restructured loans subject to special reporting rules.

         The following table summarizes all non-accrual loans, by loan type, at March 31, 1996:


                                  Number
                                    of      Principal  Specific       Net
         (Dollars in thousands)   Loans      Balance  Allowances   Investment
                                 --------   --------    --------    --------
         Residential mortgage          64   $  4,427    $   --      $  4,427
         Commercial mortgage           10      4,215        --         4,215
         Construction                   3      4,703        --         4,703
         Consumer non-mortgage         76      1,226        (596)        630
                                 --------   --------    --------    --------
                                      153   $ 14,571    $   (596)   $ 13,975
                                 ========   ========    ========    ========


         Nonaccrual construction loans at June 30, 1995 included five loans totaling $2,535,000 to a builder/developer in northern Virginia. The Company's collateral securing the loans consisted of residential building lots as well as completed and partially completed single family residences. During the quarter ended September 30, 1995, the Company foreclosed on the five loans. Management anticipates an orderly liquidation of the collateral. Management believes that present construction loan allowances are adequate, and anticipates no material loss of the Company's principal investment.

         Effective July 1, 1995, the Company adopted the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The Statement was issued in May 1993 and is effective for fiscal years beginning after December 15, 1994. Statement 114 was further amended in October 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". Statement 114, as amended by SFAS 118, requires that an impaired loan be measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, or at fair value of the loan's collateral for "collateral dependent" loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment.


         SFAS 114 does not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

         Impaired loans and the applicable valuation allowance at March 31, 1996 were as follows:

In thousands)                                                  Related
                                                Loan          Valuation
                                               Balance        Allowance
                                               -------        ---------
Impaired with specific valuation allowance      $ --            $--
Impaired without specific valuation allowance    9,139           --
                                                ------          ----

         Total impaired loans                   $9,139          $--
                                                ======          ====


Collateral dependent loans, which are measured at the fair value of the collateral, constituted 100% of impaired loans at March 31, 1996.

         SFAS 118 allows a creditor to use existing methods for recognizing interest income on an impaired loan. Consistent with the Company's method for nonaccrual loans, interest receipts for impaired loans are recognized as interest income and applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during the three- and nine-month periods ended March 31, 1996 were as follows:

                                                                                         Three Months Ended        Nine Months Ended
(In thousands)                                                                              March 31, 1996            March 31, 1996
                                                                                        ---------------------      -----------------
Average recorded investment in impaired loans                                                    $ 5,791                  $4,456
Interest income recognized during impairment                                                          91                     158
Interest income recognized on a cash basis during impairment                                          91                     158


The balance of impaired loans as of July 1, 1995 totaled $5,327,000. The initial adoption of SFAS 114 and SFAS 118 does not require an increase in the Company's allowance for loan losses. The impact of SFAS 114 and SFAS 118 is immaterial to the Company's consolidated financial statements as of September 30, 1995, and for the three-month and nine-month periods ended March 31, 1996. In accordance with SFAS 114, no retroactive application of its provisions has been made to the consolidated financial statements for periods prior to July 1, 1995.

         The following table summarizes all real estate acquired through foreclosure, by property type, at March 31, 1996:

                                               Number
                                                 of            Original                              Net
(Dollars in thousands)                         Units             Basis          Allowances        Investment
                                             -------           -------          ----------        ----------
One to four family residential units              33           $ 2,818            $  (196)           $ 2,622
Residential land/lots                              6             2,489                (30)             2,459
Shopping/retail centers                            4             1,020                (12)             1,008
Commercial land                                    1               192               --                  192
                                             -------           -------            -------            -------
                                                  44             6,519               (238)             6,281
General loss allowance                          --                --                 (450)              (450)
                                             -------           -------            -------            -------
                                                  44           $ 6,519            $  (688)           $ 5,831
                                             =======           =======            =======            =======


         Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At March 31, 1996, such potential problem loans that are not included in the above tables as nonperforming amounted to approximately $4.4 million. Depending on the changes in the economy and other future events, these loans and others not presently identified could be classified as non-performing assets in the future. There are no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed above, that either (a) represent or result from trends or uncertainties that management reasonable expects will materially impact future operating results, liquidity or capital resources or (b) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         During the quarter ended September 30, 1995, the Company modified the financing for a strip shopping center located in Marietta, Georgia. Prior to June 30, 1995, Management was advised by the owners of the shopping center that they were interested in selling the property. The Company had previously acquired the shopping center though foreclosure in March 1990 and subsequently sold the property to new owners in October 1990. The resulting "loan to facilitate" was made at a below-market rate of interest and was the Company's largest individual outstanding loan balance at June 30, 1995. Although the loan was performing in accordance with its terms, the owners had minimal equity in the project, and the loan was classified for regulatory purposes since its inception. Management added to the allowance for commercial mortgage loan losses in the past few years due to its concerns for this specific loan.





         Management subsequently reached a agreement with the owners to accept the net sales proceeds from the sale of the project to a third party. The transaction was concluded in August 1995 and resulted in a chargeoff of $1,056,000 against the allowance for commercial mortgage loan losses. An arms-length loan was made by the Company to the acquiring entity at market terms, including a substantial equity contribution. The new loan is being held in the Company's commercial mortgage loan portfolio and is classified as a performing credit. Management believes that the $2,127,000 in the allowance for commercial mortgage loans at March 31, 1996, is adequate to cover potential problems in the portfolio.

         Effective July 1, 1995, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Statement was issued in March 1995 and becomes effective for fiscal years beginning after December 15, 1995, with earlier adoption allowed. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used by a company to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In performing the review for recoverability, the Company should estimate the future cash flows expected to result for the use of the asset and its eventual disposition. An impairment loss would be recognized in the sum of the expected future cash flows, undiscounted, is less than the carrying amount of the asset. The Statement also establishes standards for recording an impairment loss for certain assets that are subject to disposal. SFAS 121 excludes financial instruments, long-term customer relationships of financial institutions, mortgage and other servicing rights, and deferred tax assets. The impact of SFAS 121 was immaterial to the Company's consolidated financial statements as of September 30, 1995, and for the three month period ended September 30, 1995. In accordance with SFAS 121, no retroactive application of its provisions was made to the consolidated financial statements for periods prior to July 1, 1995.


New Accounting Standard

         In May 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights", was issued. SFAS 122 becomes effective for fiscal years beginning after December 15, 1995, with earlier adoption allowed. The Statement requires that the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the servicing rights, be allocated between the loans and servicing rights based on their estimated values at the purchase or origination date. Upon the sales of the loans, additional income may be recognized resulting from a lower adjusted cost basis on the mortgage loans sold. The servicing rights asset is amortized over the life of the servicing revenue stream, and thus has the effect of reducing loan servicing income in future periods. As noted earlier, the Company has sold substantially all of its portfolio of loans serviced for others, in a transaction effective as of April 1, 1996. The Company does not believe that the rule will have a material adverse effect.



         Impact of Inflation and Changing Prices. The consolidated financial statements and related data presented in this quarterly report have been prepared in accordance with generally accepted accounting principles, which require the measurement of the financial position and operating results of the Company in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         Virtually all of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.



                           Part II. Other Information
              Virginia First Financial Corporation and Subsidiaries


Item 4.     Submissions of Matters to a Vote of Security Holders

         None.




Item 6.     Exhibits and Reports on Form 8-K

  (a)             Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Virginia First Financial Corporation
                                                (Registrant)






Date: May 10, 1996                  /s/ Charles A. Patton
                                   ------------------------
                                    Charles A. Patton
                                    President and
                                    Chief Operating Officer






Date: May 10, 1996                 /s/ Stephen R. Kinnier
                                   -------------------------
                                   Stephen R. Kinnier
                                   Senior Vice President and
                                   Chief Financial Officer









