Form 10-K
period 1996-06-30
VIRGINIA FIRST FINANCIAL CORP
filed 1996-09-30
CIK 911033

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                            Commission File
     June 30, 1996                                    Number:    33-67746

                      Virginia First Financial Corporation
             (Exact name of registrant as specified in its charter)

            Virginia                                           54-1678497
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)

Franklin and Adams Streets
  Petersburg, Virginia                                        23804 - 2009
  (Address of principal                                        (Zip Code)
      executive offices)

Registrant's telephone number, including area code:   (804) 733-0333
                                                      (804) 748-5847

          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                                Preferred Stock
                                Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1996, the aggregate market value of the Common Stock of the Registrant outstanding on such date, excluding 1,675,325 shares held by all directors and executive officers of the Registrant as a group, was $52,883,000. This figure was calculated using the closing price of $13.00 per common share quoted on the NASDAQ National Market System on August 31, 1996. There were 5,743,267 shares of Common Stock outstanding as of August 31, 1996.

                      Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates information by reference from the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996.

(2) Part III incorporates by reference from the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for October 23, 1996.

(3) Part IV incorporates by reference from: (i) the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996; and (ii) the registrant's proxy statement for its Annual Meeting of Stockholders scheduled for October 23, 1996.

The exhibit index is located on page 26.

Part I.

Item I.  Business

                                    General

      Virginia First Financial Corporation (the "Company") was incorporated in Virginia in 1993 to serve as the holding company for Virginia First Savings Bank, F.S.B. (the "Savings Bank"). The stockholders of the Savings Bank approved the Plan of Reorganization at the Annual Meeting on November 10, 1993, and the reorganization was consummated on January 14, 1994 with the Savings Bank becoming a wholly-owned subsidiary of the Company. The Savings Bank is a federally chartered capital stock savings bank with principal offices in Petersburg, Virginia. The Savings Bank, incorporated in 1888, is one of the oldest financial institutions in the Commonwealth of Virginia.

      At June 30, 1996, the Company had total assets of $746,867,000, deposits of $573,536,000, and net worth of $60,966,000.

      The Company's principal business activities, which are conducted through the Savings Bank, are attracting checking and savings deposits from the general public through its retail banking offices and originating, servicing, investing in and selling loans secured by first mortgage liens on single-family dwellings, including condominium units. All of the retail banking offices are located in Virginia, while the mortgage loan origination offices are in Virginia and Maryland. The Company also lends funds to retail banking customers by means of home equity and installment loans, and originates residential construction loans and loans secured by commercial property, multi-family dwellings and manufactured housing units. The Company invests in certain U.S. Government and agency obligations and other investments permitted by applicable laws and regulations. The operating results of the Company are highly dependent on net interest income, the difference between interest income earned on loans and investments and the cost of checking and savings deposits and borrowed funds.

      Deposit accounts up to $100,000 are insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the FDIC. The Company is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

      The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has two active subsidiaries: one is engaged in real estate development and the other is a title insurance agency.

      The Company operates twenty-three full service retail facilities throughout southside, central and southwestern Virginia. In addition, the Company operates twelve loan origination centers in southside, central and southwestern Virginia, in northern Virginia and southern Maryland under the trade name Virginia First Mortgage.

      The results of operations for the fiscal years ended June 30, 1996, 1995 and 1994 ("fiscal year 1996", "fiscal year 1995" and "fiscal year 1994", respectively) reflect the Company's strategies of expanding its community banking and mortgage banking operations.

      See "Management's Discussion and Analysis" of operations and financial condition, included as part of the Annual Report to Stockholders, for a detailed discussion of certain aspects of the Company's business.


                               Lending Activities

Residential Mortgage Lending

      The Company's lending policy is generally to lend up to 95% of the appraised value of residential property subject to the Company's normal requirement of insurance from private mortgage insurance companies (approved by the Federal National Mortgage Association ("FNMA") and/or the Federal Home Loan Mortgage Corporation ("FHLMC")) on loans over 80% of property value. This insurance effectively reduces the loan to value ratio to no more than 76% of the appraised value of the property.

      The Company also offers competitive fixed rate second mortgages at 80% of appraised value for a term not to exceed fifteen years, as well as no closing costs for equity lines over $15,000 with a ten year term, also at 80% of appraised value.

      The Company's existing loan contracts generally provide for repayment of residential mortgage loans over periods ranging from 15 to 30 years, depending upon the age, physical condition and type of property. However, such loans normally have remained outstanding for substantially shorter periods of time, as borrowers often refinance or prepay their loans through the sale of their homes.

      Most of the Company's residential fixed-rate mortgage loans include "due on sale" clauses, which give the creditor the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage loan without repayment of the loan. The Company's adjustable mortgage loan products are assumable by a qualified borrower. The borrower must qualify under the FNMA/FHLMC underwriting guidelines which the Company employs. The assumability feature of the Company's adjustable rate products is intended to help the Company maximize the retention of its existing adjustable mortgage loan portfolio.

      Mortgage loans exceeding $350,000 but not exceeding the greater of $1,000,000 or one quarter of one percent (.25%) of assets must be approved by the Chairman of the Board of Directors and one other member of the Loan Committee established by the Board of Directors. Loans exceeding the greater of $1,000,000 or one quarter of one percent (.25%) of assets must be approved by the full Board of Directors or by the Executive Committee of the Board of Directors.

      The Company's basic residential adjustable product is rate indexed at
287.5 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of one year. An adjustment limitation (increase or decrease) of 2% per annum or 6% over the life of the loan is included. Additionally, the Company offers a three year adjustable rate loan product. This product is indexed at 295 basis points over the average yield on United States Treasury securities adjusted to a constant maturity of three years. An adjustment limitation of 2% per three year anniversary and 6% over the life of the loan applies to this product.

      All of the Company's mortgage lending is subject to loan origination procedures prescribed by the Board of Directors. Property valuations by fee appraisers approved by the Company's Board of Directors are required. Loan applications are obtained to determine the borrower's ability to repay. Significant items on the applications are verified through the use of credit reports, financial statements and confirmations. To comply with FHLMC and FNMA requirements all applications, appraisals and other items are reviewed by the Underwriting Department of the Mortgage Banking Division, for all residential loans originated up to $207,000. Loans exceeding $207,000 but not in excess of $350,000 require the approval of an underwriter and any member of the Loan Committee.

      It is the Company's policy to require title insurance on all first mortgage loans and to require that fire and casualty insurance (extended coverage) be maintained on all property standing as security for its loans in amounts equal to the amount of the outstanding principal balance of the loans. Borrowers must also obtain hazard insurance policies prior to closing and flood insurance policies when required by the Department of Housing and Urban Development. Borrowers are required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums as they fall due.

      Federal regulations allow the Company to originate loans on real estate within the State of Virginia and, within limits, to originate and purchase loans or loan participations secured by real estate located in any part of the United States. During fiscal year 1996 the Company's primary lending areas were southside, central and southwestern Virginia, plus northern Virginia and southern Maryland.

      The Company's loan originations come from a number of sources. Residential loan originations can be attributed to depositors, walk-in customers, and referrals of real estate brokers. Construction loan originations are primarily obtained from referrals of real estate brokers and builders. Commercial loan originations are obtained by direct solicitation and mortgage broker referrals.

      Loans may be purchased from other lenders for amounts greater or less than their par value. Any amount paid in excess of the par value is known as a premium and is amortized against income over the life of the loan. The excess of the par value of a loan over its purchase price is known as a discount. Any discount received is deferred and accreted into income under the same methods used for excess loan origination fees.

      Under federal regulations the aggregate loans that the Company may make to any one borrower, including related entities, is the same that are applicable to a national bank. This requirement is generally that loans to one borrower may not exceed 15% of unimpaired capital and unimpaired surplus. At June 30, 1996, the Company's regulatory limit on loans to one borrower was $7.8 million and the Company's largest loan or group of loans to one borrower, including related entities, was $6.8 million.

      In addition to interest earned on loans, the Company receives fees in connection with real estate loan originations, loan modifications, late payments, prepayments and miscellaneous services related to its loans. Income from these activities varies from period to period depending on the volume and type of loans made.

      The Company receives income related to existing loans where monthly payments are delinquent but are later paid. These fees are commonly referred to as late charges and are not a significant portion of the Company's income.

Construction and Commercial Real Estate Lending

      The Company makes construction loans for periods of one month to one year on residential property and eighteen months on commercial real estate property, to provide interim financing on property during the construction period. At June 30, 1996, outstanding construction loans (net of undisbursed funds) amounted to $121,375,000 or 19.4% of the Company's loans held for investment. This compares to $110,117,000 or 18.6% of loans held for investment as of June 30, 1995. These loans are generally made for 80% or less of the appraised value of the property upon completion. Construction loan funds are disbursed periodically at pre-specified stages of completion, after an inspection by the Company's staff inspector or a qualified independent fee appraiser. Mortgage loans may also be made on commercial and industrial real estate based on Company-established underwriting standards.

      The Company makes commitments to builders and developers to provide for the permanent financing of individual residential units and residential units in condominium projects. Commitments are also issued for construction loans and for permanent mortgages on commercial projects. Such commitments, for which the Company charges a standby or commitment fee of 1% or more of the dollar amount of such commitment, are generally to originate mortgage loans at a date in the future at the then prevailing interest rate.

      Loans on commercial properties, apartment buildings, and other multi-family dwellings are typically made at 75% to 80% of the appraised value. Such loans totalled $48,722,000 or 7.8% of loans held for investment at June 30, 1996, compared to $60,308,000 or 10.2% of loans held for investment at June 30, 1995.

      Commercial real estate and construction lending entails additional risk as compared with residential mortgage lending. Commercial real estate loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Construction loans involve additional risk attributable to the fact that loan funds are advanced upon the security of a project or house under construction. Construction delays, cost overruns or the inability of the contractor to sell the finished product add an additional element of risk to such lending.

Consumer Lending

      The Company also offers other types of loans in addition to real estate mortgage and construction loans. Such loans accounted for 9.7% and 8.4% of the Company's loans held for investment at June 30, 1996 and 1995, respectively. Depositors are currently permitted to borrow up to 90% of their deposit account balance at a rate of interest which is set at 3% above the rate of interest currently paid on such savings accounts, the loan being secured by the account. The Company also makes fixed rate loans for the purchase of automobiles, boats and manufactured housing units, as well as secured and unsecured personal loans. The terms generally do not exceed 15 years on manufactured housing units and five years on other consumer loans.

                                  Investments

Mortgage-Backed Securities

      The Company invests in mortgage-backed securities. A substantial portion of this portfolio consists of securities that are either insured or guaranteed by FHLMC or FNMA. Guaranteed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1996, the Company's mortgage-backed securities portfolio had a carrying value of $15,694,000 or 2.1% of total assets, compared to $9,371,000 or 1.4% of total assets at June 30, 1995. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.

Investment Activities

      Under OTS regulations, the Savings Bank is required to maintain certain liquidity ratios and does so by investing in certain obligations and other securities which qualify as liquid assets under OTS regulations. See "Regulation". As a federally chartered savings bank, the Savings Bank's investment authority is limited by federal law which permits investment in, among other things, certain certificates of deposit issued by commercial banks, banker's acceptances, loans to commercial banks for Federal Funds, United States government and agency obligations and obligations of state governments, and corporate bonds.

      The Company had $6,278,000 and $7,630,000 invested in municipal bond investments at June 30, 1995 and 1994, respectively. These investments represented approximately 0.8% and 1.1% of total assets at those dates.

      The Company's investment committee, which meets monthly, follows OTS guidelines with respect to portfolio investment and accounting. Such OTS guidelines state that insured institutions must account for securities held for investment, sale and/or trading in accordance with generally accepted accounting principles. The Company maintains a written investment policy to set forth investment portfolio composition and investment strategy. The investment portfolio composition policy considers, among other factors, the financial condition of the institution, the types of securities, amounts of investments in those securities and safety and soundness considerations pertaining to the institution. The investment strategy considers, among other factors, interest rate risk, anticipated maturity of each type of investment and the intent of the institution with respect to each investment.

                                Sources of Funds

General

      Savings accounts and other types of deposits have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. In addition to savings deposits, the Company derives funds from loan repayments, FHLB advances, agreements to repurchase securities sold and from whole loan and loan participation sales. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities.

Savings Activities

      The Company, in its continuing effort to remain a competitive force in its markets, offers a wide variety of savings programs and deposit services, with varied maturities, minimum-balance requirements and market-sensitive interest rates that are attractive to all types of depositors. The Company's deposit products include passbook savings accounts, checking accounts, money market deposit accounts, certificates of deposit ranging in terms from ninety-one days to ten years and jumbo certificates of deposit. Included among these savings programs are Individual Retirement Accounts. The Company is able to offer a broad array of products that are consistent with current OTS regulations, and as a major result, the Company's deposit portfolio is, for the most part, sensitive to general market fluctuations.

      The following table sets forth the various types of accounts offered by the Company at June 30, 1996:

                           Weighted
                           Average                 Minimum     Amount
                           Interest                Balance       in        % of
Type of Account              Rate         Term     Deposit    Thousands    Total

Checking Accounts             0.00%       none     $    -     $ 39,478     6.88%
Interest Checking Accounts    2.61        none          -       30,400     5.30
Passbook Accounts             3.35        none          -       68,824    12.00
Money Market
   Deposit Accounts           4.28        none          -       67,247    11.73
Certificates with remaining
  maturities of:
    1 to 30 days              5.63      various    various      22,288     3.89
    31 to 90 days             5.59      various    various      39,305     6.85
    91 to 180 days            5.48      various    various      56,068     9.78
    181 days to 1 year        5.42      various    various     114,516    19.96
    1 year to 2 years         5.95      various    various      59,118    10.31
    2 years to 3 years        5.84      various    various      22,435     3.91
    3 years to 5 years        6.80      various    various      52,018     9.07
    Over 5 years              6.60      various    various       1,839     0.32
                                                              --------   -------
                                                              $573,536   100.00%

      The variety of savings accounts offered by the Company has increased the Company's ability to retain deposits and has allowed it to be more competitive in obtaining new funds, reducing the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). As customers have become more rate conscious and willing to move funds to higher yielding accounts, the ability of the Company to attract and maintain deposits and the Company's cost of funds have been, and will continue to be, significantly affected by money market conditions.

      The following table sets forth information relating to the Company's deposit flows during the years indicated.

                                                Years Ended June 30
(In thousands)                              1996       1995        1994
- --------------                            --------   ---------   ---------

Increase (decrease) in deposits before
  interest credited                       $ 43,609   $  26,405   $ (13,815)
Interest credited                           26,260      20,542      16,304
                                          --------    --------    --------
Net increase in deposits                    69,869      46,947       2,489
                                          --------    --------    --------
Total deposits at year end                $573,536    $503,667    $456,720
                                          ========    ========    ========

Borrowings

      The Company may obtain advances from the FHLB upon the security of the capital stock it owns in that bank and certain of its home mortgage loans provided certain standards related to creditworthiness have been met ( See "Regulation"). Such advances may be made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities and the FHLB prescribes the acceptable uses to which the advances pursuant to each program may be used, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of the Company's net worth or on the FHLB's assessment of the Company's creditworthiness. The FHLB is required to review its credit limitations and standards at least once every six months. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending. Under current FHLB regulations there are no limitations placed on the amount of borrowings permitted by an insured savings bank. The Company also obtains funds from sales of securities to primary government security dealers and institutional investors under agreements to repurchase ("repurchase agreements"), which are considered borrowings.

      The following table sets forth certain information as to the Company's advances and other borrowings at the dates indicated. See Notes 8 and 9 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for information as to rates, maturities, average balances and maximum amounts outstanding.

                                                June 30

      (In thousands)                  1996        1995        1994
      --------------                --------    --------    --------
      Advances from FHLB            $102,052    $134,658    $ 79,872
      Other borrowings                   639         557         550
                                    --------    --------    --------
            Total borrowings        $102,691    $135,215    $ 80,422
                                    ========    ========    ========



                                   Employees

      The Company at June 30, 1996, had 308 full-time employees, including its executive officers. None of these employees are represented by a collective agent, and the Company believes its employee relations are excellent.

                                  Competition

      The Company encounters competition for both savings deposits and real estate loans. For savings deposits, competition comes from other savings and loan associations and/or savings banks, commercial banks, mutual money market funds, credit unions and various other corporate and financial institutions. Competition also comes from interest paying obligations issued by various levels of government and from a variety of securities paying dividends or interest. Competition for real estate loans comes primarily from other savings and loan associations and/or savings banks, commercial banks, insurance companies, mortgage companies and other lending institutions.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") eliminated many of the distinctions between commercial banks, savings institutions and holding companies thereof, reinforced certain competitive advantages of commercial banks over savings institutions (such as with respect to insurance premiums) and allowed bank holding companies to acquire savings institutions (See "Regulation - Financial Institutions Reform, Recovery, and Enforcement Act of 1989"). FIRREA has increased the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.

                                  Subsidiaries

      The Company was incorporated in Virginia in 1993 to serve as the holding company for the Savings Bank. The Savings Bank is a federally chartered capital stock savings bank with principal offices in Petersburg, Virginia. The Savings Bank, incorporated in 1888, is one of the oldest financial institutions in the Commonwealth of Virginia.

      The types of activities and the magnitude of the Savings Bank's activities in its investments in service corporations are restricted. The Savings Bank is permitted by current federal regulations to invest up to 3% of its assets in the capital stock of, and make secured and unsecured loans to, service corporations and subsidiaries and under some circumstances may make conforming loans to service corporations in greater amounts (See "Regulation - Risk-Based Capital Requirement").

Service Corporation Activities

      At June 30, 1996, the Savings Bank had four service corporation subsidiaries, each of which is a Virginia corporation. The wholly-owned service corporations are operated by the Savings Bank's officers and employees, whose time is billed to them as part of a management fee for services rendered.

      Southside Service Corporation was chartered on January 25, 1972. It is actively involved in appraisal services, land development, and financing. The Savings Bank's investment at June 30, 1996 consisted of stock ownership of $100,000, additional paid in capital of $852,000 and accumulated equity of $7,000. At June 30, 1996, Southside's assets were $1,007,000 consisting primarily of investments in real estate projects of $761,000, and a loan and interest receivable from the Savings Bank of $240,000, which is current.

      Virginia First Investment Corporation was chartered January 4, 1971. Prior to August 16, 1993 the corporation's name was "Virginia First Financial Corporation". It is currently inactive; previously it marketed tax deferred annuities. The assets of the corporation at June 30, 1996, were $7,000 and consisted primarily of cash. The Savings Bank's investment at June 30, 1996, consisted of stock ownership of $2,000, additional paid-in capital of $207,000 and accumulated deficits of $202,000.

      Colony Financial Corporation was chartered on April 14, 1977, by Colony Savings and Loan Association. On April 1, 1982, Colony Financial Corporation ("Colony") was acquired as a wholly owned subsidiary of the Company through the acquisition of Colony Savings and Loan Association. Colony has been involved in real estate title insurance activities, but currently is inactive. At June 30, 1996 the assets of Colony were $5 of cash. The Savings Bank's investment at June 30, 1996, consisted of stock ownership of $1,000, additional paid-in capital of $9,000, and accumulated deficits of $10,000.

      Century Title Insurance Agency, Inc. was chartered on December 9, 1994 as a title insurance agency. It offers a full range of title insurance products to the general public. The assets of the corporation at June 30, 1996, were $14,000 and consisted primarily of cash and unamortized organizational costs. The Savings Bank's investment at June 30, 1996, consisted of stock ownership of $1,000, additional paid-in capital of $24,000 and accumulated deficits of $11,000.

                         Federal Home Loan Bank System

      The Savings Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System is regulated by the Federal Housing Finance Board ("FHFB"). The FHFB is composed of five members, including the Secretary of Housing and Urban Development and four private citizens appointed by the President with the advice and consent of the Senate for terms of seven years. At least one director must be chosen from organizations with more than a two-year history of representing consumer or community interests on banking services, credit needs, housing or financial consumer protections.

      The Savings Bank, as a member of the FHLB of Atlanta, is required to purchase and maintain stock in its bank in an amount as if 30 percent of the member's assets were home mortgage loans.

      The FHFB is required to adopt regulations establishing standards of community investment or service for members of the Federal Home Loan Banks as a condition for continued access to advances. The regulations are to take into account the record of performance of the institution under the Community Reinvestment Act of 1977 and its record of lending to first time home buyers.

      In addition, new collateral requirements for advances are to be established which will be designed to insure credit quality and marketability of the collateral.

                                   Regulation

General

      Federally chartered thrift institutions, such as the Savings Bank, are members of the FHLB System and have their deposit accounts insured by the SAIF, which is administered by the FDIC. By virtue of its federal charter and federal insurance of accounts, the Company and the Savings Bank are subject to extensive regulation by the OTS and the FDIC. SAIF-insured institutions may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and they must file reports with these government agencies describing their activities and their financial condition. There are periodic examinations by federal authorities to test compliance by the Company with various regulatory requirements. This supervision and regulation is intended primarily for the protection of the depositors. Certain of these regulatory requirements are referred to below or elsewhere in this document.

Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA")

      On August 9, 1989, FIRREA was enacted into law in order to restructure the regulation of the thrift industry and to address the financial condition of the Federal Savings and Loan Insurance Corporation ("FSLIC"). The legislation adversely affected the thrift industry in several ways, including higher deposit insurance premiums, more stringent capital requirements, new investment limitations and restrictions, and a likely reduction in dividends received on FHLB stock as a significant portion of the earnings of the FHLB system are used to partially fund the resolution of regulatory enforcement power.

Insurance and Regulatory Structure

      Pursuant to the provisions of FIRREA, a new insurance fund, administered by the FDIC and named the SAIF, insures the deposits of savings institutions such as the Savings Bank. The FDIC fund existing prior to the enactment of FIRREA is now known as the Bank Insurance Fund ("BIF") and continues to insure the deposits of commercial banks and is also administered by the FDIC. Although the FDIC administers both funds, the assets and liabilities of the two funds are not commingled. In addition, FIRREA abolished the Federal Home Loan Bank Board ("FHLBB") and replaced it with the OTS, which is a bureau in the Department of the Treasury. The OTS is headed by a single Director who is appointed by the President.

      FIRREA also mandated the dissolution of the FSLIC and the transfer of all its assets and liabilities to the FSLIC Resolution Fund ("FRF"), which is managed by the FDIC and separately maintained. No assets and liabilities of the FRF will be commingled with assets and liabilities of the FDIC, SAIF, or BIF. The FRF will be dissolved upon satisfaction of all debts and liabilities and the sale of all assets acquired in case resolutions. FIRREA also mandated the organization of the Resolution Trust Corporation ("RTC"). The purpose of the RTC is to manage and resolve all institutions previously insured by the FSLIC which are placed in receivership or liquidating conservatorship within three years after enactment of FIRREA.

Insurance of Deposits

      Under FIRREA, savings institution deposits continue to be insured to a maximum of $100,000 for each insured account, but are now insured by the SAIF and backed by the full faith and credit of the United States Government. Deposit insurance premiums paid by savings associations and banks have increased significantly in the past three years. While deposit insurance premium rates for banks have recently been reduced, there are no regulatory proposals for reducing premium rates for savings associations in the near future (See "Regulation - FDICIA - Deposit Insurance").

      An insured institution is subject to periodic examination and regulators may revalue the assets of an institution, based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets. SAIF insurance of deposits may be terminated by the FDIC, after notice and hearing, and upon finding by the FDIC that a savings institution has engaged in an unsafe or unsound practices, or is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or the FDIC. Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Savings Bank's deposit insurance.

Investment Rules

      FIRREA materially affected the permissible investments for savings institutions. If a savings institution failed to meet the QTL test specified in
Section 10(m) of the Home Owners' Loan Act ("HOLA") then such savings association would become subject to severe restrictions regarding activities and other aspects of its operations. Until July 1, 1991, a savings association and/or savings bank which sought to comply with the QTL test was required to have maintained at least 60% of its tangible assets in investments which related to domestic residential real estate ("Qualified Assets"), such as (a) loans and securities which were related to domestic residential real estate or manufactured housing, (b) properties used by the institution in its business,
(c) assets which qualified for liquidity purposes, and (d) 50% of residential mortgage loans originated by the institution and sold within 90 days thereafter.

      A new QTL test requires 65% of an institution's "portfolio" assets to consist of, primarily, certain housing-related assets. Assets that qualify without limit for inclusion as part of the 65% requirement are loans related to domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are related to residential housing or manufactured housing); and direct or indirect obligations of the FSLIC, FDIC, RTC or FSLIC Resolution Fund. In addition, the following assets may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of investments in service corporations that meet certain housing related standards; 200% of certain loans in areas where credit needs of low and moderate income residents are not being adequately met; 100% of certain loans to churches, schools, nursing homes and hospitals; and 100% of consumer and educational loans (limited to 10% of total portfolio assets).

      Under FIRREA, the permissible amount of loans to one borrower now follows the national bank standards for all loans made by savings institutions, as compared to the pre-FIRREA rule that applied that standard only to commercial loans made by federal savings institutions. The national bank standard generally does not permit loans-to-one borrower to exceed 15% of unimpaired capital and surplus. Loans in an amount equal to an additional 10% of unimpaired capital and surplus also may be made to a borrower if the loans are fully secured by readily marketable securities.

      Savings institutions and their subsidiaries may not acquire or retain investments in corporate debt securities that at the time of acquisition were not rated in one of the four highest rating categories by at least one nationally recognized organization. Investment in a savings institution's portfolio not meeting this requirement had to be divested by July 1, 1994. The Company sold its holdings of corporate debt securities in July 1991.

      In addition, the permissible amount of commercial real estate loans for a federal savings banks is reduced from the pre-FIRREA standard of 40% of assets to an amount equal to four times capital. This limitation is not expected to materially affect the Company.

Enforcement

      Other provisions of FIRREA include substantial changes to enforcement powers available to regulators. The OTS, as the primary regulator of savings institutions, is primarily responsible for enforcement action, but the FDIC also has authority to impose enforcement action independently after following certain procedures.

      FIRREA provides regulators with far greater flexibility to impose enforcement action on an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions include the imposition of a capital plan and termination of deposit insurance. The FDIC also may recommend that the Director of OTS take enforcement action. If action is not taken by the Director, the FDIC would have authority to compel such action under certain circumstances.

Capital Standards

      FIRREA substantially changed the capital requirements applicable to savings institutions. On November 8, 1989, the Director of the OTS promulgated final capital regulations that are "no less stringent than the capital standards applicable to national banks" as required by FIRREA. The new capital regulations provide for a tangible capital requirement, a core capital requirement and a risk-based capital requirement. The final regulations became effective on December 7, 1989.

Tangible Capital Requirement

      Each savings institution must maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In calculating tangible capital, the following items are generally deducted from capital: (a) 100% of intangible assets (other than purchased mortgage servicing rights); (b) the amount by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of original cost, or current amortized book value; and (c) equity and debt investments in subsidiaries that are not "includable subsidiaries," which are defined as subsidiaries engaged solely in activities permissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. With respect to investments in nonincludable subsidiaries that were engaged in impermissible activities before April 12, 1989, 100% of the institution's investments in and extensions of credit to such a subsidiary as of April 12, 1989 or the date of calculation, whichever is less, may be included in capital prior to July 1, 1990; thereafter, the amount that may be included is reduced each year until July 1, 1994, when none of such investments and extensions of credit may be included. This phaseout period may be extended into 1996 based upon a case by case review and approval by OTS. The Savings Bank has applied for and received such an extension to 1996 from the OTS. At June 30, 1996, the Savings Bank had investments in or extensions of credit to nonincludable subsidiaries amounting to $967,000.

      In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries.

      At June 30, 1996 the Savings Bank's tangible capital amounted to $58,581,000 or 7.87% of its adjusted total assets.

Core Capital Requirement

      Each savings institution must maintain core capital equal to at least 3% of its adjusted total assets. Core capital includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries.

      Intangible assets are also subtracted from core capital, unless they have an identifiable market value and may be sold separate from the institution, in which event they are required to be deducted only to the extent they exceed 25% of core capital. The other adjustments which are made to tangible capital are also made to core capital. At June 30, 1996, the Savings Bank's core capital amounted to $58,826,000 or 7.90% of its adjusted total assets.

Risk-Based Capital Requirement

      Each savings institution must maintain total capital equal to at least 8.0% of risk-weighted assets. Total capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot exceed core capital, as previously defined.

      Supplementary capital includes (a) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt, and mandatory convertible subordinated debt, (b) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory redeemable preferred stock, subject to an amortization schedule, and (c) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

      The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of five risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and U.S. Government securities that are backed by the full faith and credit of the U.S. Government to 100% for certain assets including commercial real estate loans, consumer loans and repossessed assets. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight.

      The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

      At June 30, 1996, the Savings Bank's total capital amounted to $65,465,000 or 12.33% of its total risk-weighted assets.

      In addition to the foregoing, the Director of the OTS is given the authority to establish minimum capital requirements on a case-by-case basis.

      The current risk-based capital regulation contains an interest rate risk ("IRR") component. The IRR regulation includes provisions for measuring "above normal" interest rate risk and the amount of additional capital required for such risk. An institution would have "above normal" risk if, according to an OTS model, it would sustain a loss in net portfolio value ("NPV") of more than 2.0% upon a 200 basis point change in interest rates. NPV is defined as the market value of assets, less the market value of liabilities, plus the net market value of off-balance sheet items. Interest rate risk is defined as the decline in an institution's NPV resulting from a 200 basis point interest rate change, expressed as a percent of the market value of assets. If an institution's IRR exceeds 2.0%, it would be required to maintain additional capital equal to 50.0% of that difference. The amount of additional capital required would be added to the existing risk-based capital requirement. Institutions whose IRR is less than or equal to 2.0% would not be required to maintain additional capital for interest rate risk.

Capital Distributions

      The OTS imposes uniform limitations on the ability of savings institutions to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The OTS regulation utilizes a tiered approach which permits various levels of capital distributions based primarily upon a savings institution's capital level.

      Generally in the first tier, a savings institution that has net capital exceeding its fully phased-in capital requirement is permitted (without application) to make aggregate capital distributions during a year up to an amount equal to 100% of its net income to date plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the year, as adjusted to reflect the institution's net income to date during the year. Capital distributions in excess of such amount require advance notice to the OTS with the opportunity for objection by the OTS. The Savings Bank currently falls within this tier.

      In the second tier, a savings institution with net capital above its regulatory capital requirement but below its fully phased-in capital requirement, is authorized to make capital distributions without OTS approval in limited situations. Capital distributions in excess of these situations require application to and approval of the OTS.

      In the third tier, a savings institution with net capital below its regulatory capital requirement is not authorized to make any capital distributions except under very limited circumstances and upon prior written approval of the OTS.

Federal Reserve System

      The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-interest-earning reserves against transaction accounts (primarily NOW accounts, Super NOW accounts and regular checking accounts). Current regulations of the Federal Reserve Board generally require that reserves of 3% must be maintained against aggregate transaction accounts of $52.0 million with the first $4.3 million being exempt from reserve calculations. A 10% reserve requirement is applied to that portion of total transaction accounts in excess of $52.0 million.

      Thrift institutions also have the ability to borrow from the Federal Reserve Bank "discount window", but Federal Reserve Board regulations require that associations exhaust all FHLB sources before borrowing from a Federal Reserve Bank. For the authority to borrow from the discount window, thrift institutions must have sufficient collateral pledged with the respective Federal Reserve Bank and proper documentation signed.

Federal Deposit Insurance Corporation Improvement Act

      The difficulties encountered nationwide by financial institutions during 1990 and 1991 prompted federal legislation designed to reform the banking industry and to promote the viability of the industry and of the deposit insurance system. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which became effective on December 19, 1991, bolsters the deposit insurance fund, tightens bank and thrift regulation and trims the scope of federal deposit insurance as summarized below.

      FDICIA requires each federal banking regulatory agency to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate exposure; (v) asset growth; (vi) compensation, fees and benefits; and (vii) such other operational and managerial standards as the agency determines to be appropriate. The compensation standards would prohibit employment contracts, compensation or benefit arrangements, stock option plans, fee arrangements or other compensatory arrangements that provide excessive compensation, fees or benefits or could lead to material financial loss. In addition, each federal banking regulatory agency must prescribe by regulation standards specifying (i) a maximum ratio of classified assets to capital; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions and depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency determines to be appropriate. If an insured institution fails to meet any of the standards promulgated by regulation, then such institution will be required to submit a plan to its federal regulatory agency specifying the steps it will take to correct the deficiency.

      Prompt corrective action measures adopted in FDICIA and which became effective on December 19, 1992, impose significant new restrictions and requirements on depository institutions that fail to meet their minimum capital requirements. Under new Section 38 of the Federal Deposit Insurance Act ("FDI Act"), the federal banking regulatory agencies have developed a classification system pursuant to which all depository institutions are placed into one of five categories based on their capital levels and other supervisory criteria: well capitalized; adequately capitalized; undercapitalized; significantly undercapitalized; and critically undercapitalized. The OTS's regulations which implement the prompt corrective action provisions of FDICIA provide that a savings association is (i) well capitalized if it has total risk-based capital of 10% or more, Tier 1 risk-based capital (core or leveraged capital to risk-weighted assets) of 6% or more, and core capital of 5% or more; (ii) adequately capitalized if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more, and core capital of 4% or more; (iii) undercapitalized if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 4%, or core capital of less than 4%; (iv) significantly undercapitalized if it has total risk-based capital of less than 6%, Tier 1 risk-based capital of less than 3%, or core capital of less than 3%; and (v) critically undercapitalized if it has tangible equity of less than 2%.

      The Savings Bank exceeded all of its regulatory capital requirements and met the requirements at June 30, 1996 to be classified as "well capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Company's overall financial condition.

      An undercapitalized depository institution is required to submit a capital restoration plan to its principal federal regulator. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital and is guaranteed by the parent holding company. If a depository institution fails to submit an acceptable plan, it will be treated as if it were significantly undercapitalized.

      Unless its principal federal regulator has accepted its capital plan, an undercapitalized bank may not increase its average total assets in any calendar quarter. If an undercapitalized institution's capital plan has been accepted, asset growth will be permissible only if the growth is consistent with the plan and the institution's ratio of tangible equity to assets increases during the quarter at a rate sufficient to enable the institution to become adequately capitalized within a reasonable time.

      An institution that is undercapitalized may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates on insured deposits in the institution's normal market areas or in the market area in which the deposits would otherwise be accepted.

      An undercapitalized institution may not branch, acquire an interest in another business or institution or enter a new line of business unless its capital plan has been accepted and its principal federal regulator approves the proposed action.

      An insured depository institution may not pay management fees to any person having control of the institution nor may an institution, except under certain circumstances and with prior regulatory approval, make any capital distribution if, after making such payment or distribution, the institution would be undercapitalized.

      Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to appointment of a receiver or conservator.

      If its principal federal regulator determines that an adequately capitalized institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice, it may require the institution to submit a corrective action plan, restrict its asset growth and prohibit branching, new acquisitions and new lines of business. An institution's principal federal regulator may deem it to be engaging in an unsafe or unsound practices if it receives a less than satisfactory rating for asset quality, management, earnings or liquidity in its most recent examination.

      In addition, regulators must draft a new set of non-capital measures of bank safety, such as loan underwriting standards and minimum earnings levels, to take effect December 1, 1993. The legislation also requires regulators to perform annual on-site bank examinations, place limits on real estate lending by banks and tightens auditing requirements.

FDICIA - Deposit Insurance

      FDICIA required the FDIC to develop a system of risk-based insurance assessments and to maintain a designated reserve ratio for the SAIF. After December 31, 1994, the FDIC has the authority to increase premiums by 0.075% annually up to a maximum assessment rate of 0.325%, if it determines that the reserve ratio of SAIF is expected to be less than the designated reserve ratio of 1.25% (or such higher ratio not to exceed 1.5% as determined by the FDIC) of all FDIC-insured deposits. Subsequent legislation eliminated the annual and lifetime caps and authorized the FDIC to increase the premium rates to the extent deemed necessary to protect the SAIF. Increased insurance premiums can adversely affect the income of the Company and all savings institutions.

      Other legislative and regulatory proposals regarding changes in banking, and the regulation of banks, thrifts and other financial institutions, are being considered by the executive branch of the Federal government, Congress and various state governments, including Virginia and Maryland. Certain of these proposals, if adopted could significantly change the regulation of the financial services industry. It cannot be predicted whether any of these proposals will be adopted or, if adopted, how these proposals will affect the Company.

                           Federal And State Taxation

General

      The following discussion of federal taxation is a summary of certain pertinent federal income tax matters as they pertain to the Company. With some exceptions, including particularly the reserve for bad debts discussed below, the Company is subject to federal income tax under the Internal Revenue Code of 1986 (the "Code") in the same general manner as other corporations.

Bad Debt Reserves

      Savings institutions such as the Savings Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions, may within specified formula limits, be deducted in arriving at the Savings Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Savings Bank's loans are separated into "qualifying real property loans" (generally those loans secured by interest in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method. The following methods may be used to compute the bad debt deduction with respect to qualifying real property loans: (1) actual loss experience, and (2) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the Savings Bank's annual bad debt deduction.

      Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (1) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (2) the lower of (a) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the base year is the last taxable year beginning before 1988), or (b) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

      Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. Any saving institution at least 60% of whose assets are qualifying assets, as described in Section 7701(a)(19)(C) of the Code, is eligible for the full 8% of taxable income deduction. As of June 30, 1996, at least 60% of the Savings Bank's assets were "qualifying assets" described in
Section 7701(a)(19)(C) of the Code, and the Company anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Savings Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

      Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. Based on experience, it is not expected that this restriction will be a limiting factor in the immediate future. The bad debt deduction is also limited to the amount which when added to the addition to the reserve for loses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. It is not expected that these restrictions will be a limiting factor for the Savings Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

      The experience and percentage of taxable income methods are not available after fiscal year 1996; instead, bad debts after fiscal year 1996 will be deductible at the time they are charged-off.

Minimum Tax

      A 20% corporate alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and
(b) 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Other

      For federal income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and uses a year ending June 30 for filing its income tax returns. The Company may carry back net operating losses to the preceding three taxable years and forward to the succeeding fifteen taxable years.

      The Commonwealth of Virginia imposes an income tax on corporations domiciled in the state. The Virginia taxable income is based on the federal taxable income with certain adjustments for interest and dividend income on obligations of securities of the United States and states other than Virginia. The tax rate is 6% of taxable income.

      See Note 10 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for additional information regarding the income taxes of the Company.

Item 2.     Properties

Branch Offices and Other Material Property

      The following table sets forth certain information:

                                    Owned                 Leased
                                                                Net Book Value
                                  Net Book          Lease        of Leasehold
(In thousands)                    Value at       Expiration     Improvements at
Office Locations                June 30, 1996        Date        June 30, 1996
- ----------------                -------------     ----------    ---------------

Main Office
Franklin and Adams Streets
Petersburg, Virginia                  $  961            -           $  -

2048 South Sycamore Street
Petersburg, Virginia                      73            -              -

Southside Regional Medical Center
801 South Adams Street
Petersburg, Virginia                       -         1997              -

2609 Boulevard
Colonial Heights, Virginia               101            -              -

105 North Main Street
Hopewell, Virginia                       136            -              -

North Main Street and Weaver Avenue
Emporia, Virginia                        125            -              -

1210 Westover Hills Boulevard
Richmond, Virginia                       135            -              -

Parham and Three Chopt Roads
Richmond, Virginia                         -         1997              3

4802 South Laburnum Avenue
Richmond, Virginia                       276            -              -

10051 Midlothian Turnpike
Richmond, Virginia                       606            -              -

1615 Willow Lawn Drive
Richmond, Virginia                         -         1999             19


                                         Owned                  Leased
                                                                       Net Book Value
                                         Net Book        Lease         of Leasehold
     (In thousands)                      Value at      Expiration      Improvements at
     Office Locations                 June 30, 1996       Date          June 30, 1996
     ----------------                 -------------     ----------     ----------------
     Ashland-Hanover Shopping Center
     Ashland, Virginia                      -             1999                  9

     Bermuda Square Shopping Center
     Chester, Virginia                      -             1997                 63

     1620 Hershberger Road
     Roanoke, Virginia                    232                -                  -

     316 South Jefferson Street
     Roanoke, Virginia                      -             1999                147

     3119 Chaparral Drive Southwest
     Roanoke, Virginia                    797                -                  -

     203 Virginia Avenue
     Vinton, Virginia                      68                -                  -

     303 East Burwell Street
     Salem, Virginia                      426                -                  -

     3205 Plank Road
     Fredericksburg, Virginia               -             2008                 38

     History Junction
     Appomattox, Virginia                 200                -                  -

     216 College Street
     Rocky Mount, Virginia                156                -                  -

     7114 Timberlake Road
     Lynchburg, Virginia                  254                -                  -

     12451 Hedges Run Drive
     Woodbridge, Virginia                 349                -                  -

(1)  7331 Timberlake Road, Suite 306
     Lynchburg, Virginia                    -             1997                  -

(1)  1160 Pepsi Place, Suite 109
     Charlottesville, Virginia              -             1996                  -




                                             Owned                   Leased
                                                                           Net Book Value
                                            Net Book           Lease        of Leasehold
      (In thousands)                        Value at         Expiration    Improvements at
      Office Locations                      June 30, 1996        Date       June 30, 1996
      ----------------                      -------------    ----------    ---------------
 (1)  9200 Arboretum Parkway
      Suite 104
      Richmond, Virginia                             -           2001               -

 (1)  7010 Little River Turnpike, Suite 400
      Annandale, Virginia                            -           1997               -

 (1)  1308 Devil's Reach Road, Suite 200
      Woodbridge, Virginia                       1,548              -               -

 (1)  1401 Rockville Pike, Suite 110
      Rockville, Maryland                            -           1996               -
                                                ------                          -----
                                                $6,443                          $ 279
                                                ======                          =====


(1)   Loan Production Centers only.

      At the termination of the above listed leases, it is expected that they will be either renewed or replaced by leases on other properties.

      As of June 30, 1996, the total net book value in the premises and equipment owned by the Company was $8,780,000.

Item 3.           Legal Proceedings

      The Company is not involved in any pending legal proceedings, other than non-material legal proceedings undertaken in the ordinary course of business.

Item 4.           Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended June 30, 1996.

Part II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

      The information required herein is incorporated by reference from the inside back cover of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

      At August 31, 1996, the Company had approximately 1,185 stockholders of record.

Item 6.           Selected Financial Data

      The information required herein is incorporated by reference from page 2 of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required herein is incorporated by reference from pages 8 to 33 of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 8.           Financial Statements and Supplementary Data

      The financial statements and supplementary data required herein are incorporated by reference from pages 35 to 59 of the Annual Report to Stockholders for the fiscal year ended June 30, 1996.

Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III.

Item 10.    Directors and Executive Officers of the Registrant

      The information required herein is incorporated by reference to "The Board of Directors", "Executive Officers Who Are Not Directors", "Security Ownership of Certain Beneficial Owners" and "Compliance With Filing Requirements Under the Securities Exchange Act of 1934" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 11.    Executive Compensation

      The information required herein is incorporated by reference to "Remuneration" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required herein is incorporated by reference to "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Item 13.    Certain Relationships and Related Transactions

      The information required herein is incorporated by reference to "Indebtedness of Management" contained in the definitive proxy statement for the Registrant's 1996 Annual Meeting of Stockholders to be subsequently filed.

Part IV.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   (1)   The following financial statements are incorporated by
                  reference into Item 8 hereof from Exhibit 13 hereof:

                  Consolidated Statements of Financial Condition as of June 30, 1996 and 1995

                  Consolidated Statements of Operations for each of the years in the three year period ended June 30, 1996

                  Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended June 30, 1996

                  Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1996

                  Notes to Consolidated Financial Statements for June 30, 1996, 1995 and 1994

                  Independent Auditors' Report

      (a)   (2)   There are no financial statement schedules required to be
                  filed herewith.

      (a)   (3)   The following exhibits are filed as part of this report on
                  Form 10-K, and this list includes the Exhibit Index.

                                    Exhibits

            3a Amended and Restated Articles of Incorporation, incorporated herein by reference from the Form S-4 Registration Statement of the Registrant, filed with the Commission on August 20, 1993, File No. 33-67746, Exhibit 3.1.

            3b Articles of Amendment of the Articles of Incorporation effective November 6, 1995, incorporated herein by reference from the Form 8-A Registration Statement of the Registrant, filed with the Commission on May 1, 1996, File No. 0-28408,
                  Exhibit 4.2.

            3c Articles of Amendment to the Articles of Restatement Amending and Restating the Articles of Incorporation dated April 16, 1996, incorporated herein by reference from the Form 8-A Registration Statement of the Registrant, filed with the Commission on May 1, 1996, File No. 0-28408, Exhibit 4.3.

            3d Bylaws, incorporated herein by reference from the Form S-4 Registration Statement of the Registrant, filed with the Commission on August 20, 1993, File No. 33-67746, Exhibit 3.2.

            4 Specimen Stock Certificate for common stock, $1.00 par value, incorporated herein by reference from the Form 10-K of the Registrant for the fiscal year ended June 30, 1994, filed with the Commission on October 11, 1994, File No. 33-67746, Exhibit 4.

            10a Supplemental Retirement Benefit Agreement dated September 9, 1993 between Virginia First Savings Bank, F.S.B. and William A Patton, incorporated herein by reference from the Form 10-K of the Registrant for the fiscal year ended June 30, 1994, filed with the Commission on October 11, 1994, File No. 33-67746,
                  Exhibit 10a.

            10b Supplemental Death Benefit Agreement dated October 1, 1993 between Virginia First Savings Bank, F.S.B. and William A Patton, incorporated herein by reference from the Form 10-K of the Registrant for the fiscal year ended June 30, 1994, filed with the Commission on October 11, 1994, File No. 33-67746,
                  Exhibit 10b.

            10c 1992 Incentive Plan, incorporated herein by reference from the Form S-8 Registration Statement of the Registrant filed with the Commission on April 27, 1994, File No. 33-78180, Exhibit 4.3.

            10d 1986 Stock Compensation Program, incorporated herein by reference from the Form S-8 Registration Statement of the Registrant filed with the Commission on April 27, 1994, File No. 33-78184, Exhibit 4.3.

            10e 1984 Incentive Stock Option Plan, incorporated herein by reference from the Form S-8 Registration Statement of the Registrant filed with the Commission on April 27, 1994, File No. 33-78182, Exhibit 4.3.

            10f Trust Agreement for the Incentive Security Plan, incorporated herein by reference from the Form S-4 Registration Statement of the Registrant filed with the Commission on August 20, 1993, File No. 33-67746, Exhibit 10.5.

            10g Employment Agreement, dated January 1, 1996, between the Registrant and William A. Patton.

            10h Employment Agreement, dated January 1, 1996, between the Registrant and Charles A. Patton.

            11 Statement regarding computation of per share earnings is set forth in Note 11 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for the fiscal year ended June 30, 1996.

            13    Annual Report to Stockholders

            21 Subsidiaries of the Registrant -- Reference is made to Item 1, "Business - Subsidiaries"

            23    Consent of KPMG Peat Marwick LLP

      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

      (c)   See (a) (3) above for all exhibits filed herewith and the Exhibit
            Index.

      (d)   Separate financial statements are not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      VIRGINIA FIRST FINANCIAL CORPORATION

                                      BY:  /S/ Charles A. Patton
                                      --------------------------
Date:  September 17, 1996                 Charles A. Patton
                                          President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 1995.

            Signature                                    Title

        /S/ William A. Patton             9-17-96
        ---------------------
        William A. Patton                   Date      Chairman of the Board,
                                                      and Director

        /S/ Charles A. Patton             9-17-96
        ---------------------
        Charles A. Patton                   Date      President, Chief Executive
                                                      Officer, and Director

        /S/ Stephen R. Kinnier            9-17-96
        ----------------------
        Stephen R. Kinnier                  Date      Senior Vice President,
                                                      Chief Financial Officer

        /S/ Frasier W. Brickhouse         9-17-96
        -------------------------
        Frasier W. Brickhouse               Date      Director

        /S/ William L Eure, Jr.           9-17-96
        -----------------------
        William L. Eure, Jr                 Date      Director

        /S/ Benjamin S. Gill              9-17-96
        --------------------
        Benjamin S. Gill                    Date      Director

        /S/ Francis R. Payne              9-17-96
        --------------------
        Francis R. Payne                    Date      Director

        /S/ George R. Mercer              9-17-96
        --------------------
        George R. Mercer                    Date      Director

        /S/ John H. VanLandingham, Jr.    9-17-96
        ------------------------------
        John H. VanLandingham, Jr.          Date      Director

        /S/ Preston H. Cottrell           9-17-96
        -----------------------
        Preston H. Cottrell                 Date      Director