Form 10-Q
period 1996-09-30
VIRGINIA FIRST FINANCIAL CORP
filed 1996-11-13
CIK 911033

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended:                                        Commission File
September 30, 1996                                        Number: 33-67746

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 1, 1996, 5,743,441 shares of common stock of the Registrant were outstanding.

                      Virginia First Financial Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1996

                                      Index

Part I.  Financial Information                                          Page No.

   Item 1         Consolidated Statements of Condition as of
                  September 30, 1996, June 30, 1996, and
                  September 30, 1995                                        3

                  Consolidated Statements of Operations for the
                  three-month periods ended September 30, 1996 and
                  September 30, 1995                                        4

                  Consolidated Statements of Cash Flows for the
                  three-month periods ended September 30, 1996 and
                  September 30, 1995                                        5

                  Selected Notes to Consolidated Financial Statements       6


   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7


Part II.  Other Information

   Item 4         Submission of Matters to a Vote of Security Holders      40


   Item 6         Exhibits and Reports on Form 8-K                         40


                  Signatures                                               41

                         Part I.  Financial Information
             Virginia First Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                             September 30,        June 30,         September 30,
(In thousands, except share data)                                                1996               1996                1995
                                                                           ----------------  --------------------  --------------
                                                                              (Unaudited)         (Note)            (Unaudited)
Assets
Cash and due from banks                                                     $   25,580         $  24,575         $       17,357
Investment securities, net                                                      15,185            12,663                 21,056
Mortgage-backed securities and collateralized
     mortgage obligations, net                                                  25,167            15,694                  8,423
Loans receivable held for investment, net                                      633,580           615,554                580,634
Loans receivable held for sale                                                  48,753            46,481                 43,150
Real estate owned, net                                                           5,884             5,353                  5,184
Accrued interest receivable, net                                                 5,300             5,292                  5,107
Federal Home Loan Bank stock, at cost                                            6,998             6,998                  5,370
Office properties and equipment, net                                             8,916             8,780                  8,857
Other assets                                                                     5,995             5,477                  5,088
                                                                           ============        ==========       ================
          Total assets                                                      $  781,358         $ 746,867         $      700,226
                                                                           ============       ===========       ================


Liabilities and Stockholders' Equity

Deposits                                                                    $  572,391         $ 573,536         $      533,839
Notes payable and other borrowings                                              10,141               639                    617
Advances from Federal Home Loan Bank                                           126,552           102,052                107,408
Advance payments by borrowers for taxes and insurance                            2,775             2,169                  2,861
Accrued interest payable                                                           771               716                    727
Accrued expenses and other liabilities                                           7,615             6,759                  3,758
                                                                                              -----------
                                                                           ------------                         ----------------
          Total liabilities                                                    720,245           685,871                649,210
                                                                           ------------       -----------       ----------------

Stockholders' equity:
  Preferred stock of $1 par value.  Authorized 5,000,000 shares;
     none issued                                                                     -                 -                      -
  Common stock of $1 par value.  Authorized 20,000,000 shares;
     issued and outstanding 5,743,372 shares at September 30, 1996
     5,740,503 at June 30, 1996 and 5,594,950 at September 30, 1995              5,743             5,740                  5,594
  Additional paid-in capital                                                     8,471             8,439                  8,258
  Retained earnings - substantially restricted                                  46,996            46,943                 37,228
  Net unrealized loss on securities available for sale, net of taxes               (97)             (126)                   (64)
                                                                                              -----------
                                                                           ------------                         ----------------
          Total stockholders' equity                                            61,113            60,996                 51,016
                                                                           ------------       -----------       ----------------

          Total liabilities and stockholders' equity                        $  781,358         $ 746,867         $      700,226
                                                                           ============       ===========       ================


NOTE: The Consolidated Statements of Condition for June 30, 1996, has been taken from the Audited Financial Statements.

       The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                         Part I.  Financial Information
             Virginia First Financial Corporation and Subsidiaries
                     Consolidated Statements of Operations

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                -----------------------------------------------------
(In thousands, except per share data)                                    1996                        1995
                                                                ------------------------     ------------------------
                                                                  (Unaudited)                  (Unaudited)
Interest Income
Loans receivable                                                 $               14,757      $                14,000
Mortgage-backed securities and collateralized
   mortgage obligations                                                             376                          203
Investment securities                                                               327                          451
Other interest-earning assets                                                       224                          178
                                                                ------------------------     ------------------------
          Total interest income                                                  15,684                       14,832
                                                                ------------------------     ------------------------

Interest Expense
Deposits                                                                          6,797                        6,304
Borrowings                                                                        1,711                        1,889
                                                                ------------------------     ------------------------
          Total interest expense                                                  8,508                        8,193
                                                                ------------------------     ------------------------
Net interest income                                                               7,176                        6,639
Provision for loan losses                                                           562                          482
                                                                ------------------------     ------------------------
Net interest income after provision for loan losses                               6,614                        6,157
                                                                ------------------------     ------------------------

Noninterest Income
Gain on sale of loans and securitized loans, net                                    748                          465
Loan servicing income                                                               343                          826
Financial service fees                                                              642                          568
Gain on sale of real estate owned                                                    60                           59
Loss on revaluation of real estate owned                                            (12)                        (229)
Other                                                                               132                           53
                                                                ------------------------     ------------------------
          Total noninterest income                                                1,913                        1,742
                                                                ------------------------     ------------------------

Noninterest Expense
Personnel                                                                         2,655                        2,278
Occupancy, net                                                                      407                          371
Equipment                                                                           333                          299
Advertising                                                                          81                          101
Federal deposit insurance premiums                                                3,474                          276
Data processing                                                                     465                          408
Amortization of intangibles                                                          62                           62
Other                                                                               943                          676
                                                                ------------------------     ------------------------
          Total noninterest expenses                                              8,420                        4,471
                                                                ------------------------     ------------------------

Earnings before income tax expense                                                  107                        3,428
Income tax expense (benefit)                                                        (89)                       1,324
                                                                ========================     ========================
          Net earnings                                           $                  196      $                 2,104
                                                                ========================     ========================

Net earnings per share                                           $                .03        $               .36
                                                                ========================     ========================

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                         Part I.  Financial Information
             Virginia First Financial Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                       ------------------------------------------
(In thousands)                                                                 1996                    1995
                                                                       -------------------  ---------------------
                                                                          (Unaudited)             (Unaudited)
Operating Activities:
   Net earnings                                                        $            196         $         2,104
   Adjustment to reconcile net earnings to net cash
     provided by operating activities:
          Depreciation and amortization                                             303                     258
          Provision for loan losses and losses on real estate owned                 574                     710
          Loans and securitized loans held for sale:
                       Originations and purchases                              (109,247)               (106,572)
                       Gains on sales                                              (748)                   (465)
                       Proceeds from sales                                      106,709                  95,284
          (Increase) decrease in other assets                                      (593)                    611
          Increase in accrued expenses and other liabilities                        911                     844
                                                                       -----------------        ----------------
              Net cash used in operating activities                              (1,895)                 (7,226)
                                                                       -----------------        ----------------

Investing Activities:
   Net decrease (increase) in loans receivable held for investment              (18,585)                    514
   Mortgage-backed securities:
            Purchases                                                           (10,245)                      -
            Principal collected                                                     755                     958
   Investment securities:
            Purchases                                                            (2,500)                 (5,000)
            Principal collected                                                      26                   7,026
   Proceeds from sale of real estate owned                                          472                     935
   Office properties and equipment
            Purchases                                                              (377)                   (186)
            Proceeds from sales                                                       -                       1
                                                                       -----------------        ----------------
              Net cash provided by (used in) investing activities               (30,454)                  4,248
                                                                       -----------------        ----------------

Financing Activities:
   Net increase (decrease) in savings, checking and
       money market deposit accounts                                             (5,318)                  9,136
   Net increase in certificates of deposit                                        4,173                  21,036
   Borrowings resulting from:
     Securities sold under agreements to repurchase                              18,544                       -
     Advances from Federal Home Loan Bank                                       130,400                  26,500
     Other                                                                        4,295                   3,346
   Repayments of borrowings attributable to:
     Securities sold under agreements to repurchase                              (9,030)                      -
     Advances from Federal Home Loan Bank                                      (105,900)                (53,750)
     Other                                                                       (4,307)                 (3,286)
   Net increase in mortgage escrow funds                                            607                     607
   Proceeds from issuance of common stock                                            33                     192
   Cash dividends paid                                                             (143)                    (84)
                                                                       -----------------        ----------------
              Net cash provided by financing activities                          33,354                   3,697
                                                                       -----------------        ----------------

              Net increase in cash and due from bank                              1,005                     719
   Cash and due from banks at beginning of period                                24,575                  16,638
                                                                       =================        ================
   Cash and due from banks at end of period                            $         25,580         $        17,357
                                                                       =================        ================


Supplemental Disclosures of Cash Flow Information:

   Cash payments of interest                                           $          8,454         $         8,400
                                                                       =================        ================

   Cash payments of income taxes                                       $          2,895         $           210
                                                                       =================        ================


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries

               Selected Notes to Consolidated Financial Statements

Note 1:        The interim condensed consolidated financial statements are
------- unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the year ended June 30, 1996 ("fiscal year 1996"). The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the fiscal year 1997 presentation.

Note 2:        For purposes of computing net earnings per share, the weighted
------- average number of shares outstanding for the quarters ended September 30, 1996 and 1995 were 5,842,856 and 5,760,900, respectively. The number of shares for the quarter ended September 30, 1995 has been adjusted to reflect the two-for-one split of the Company's common stock, which occurred November 17, 1995. During the quarters ended September 30, 1996 and 1995, the Company paid cash dividends of 2.5 cents and 1.25 cents per share, respectively.

Note 3:        Regulatory Capital of Virginia First Savings Bank:

                                                                     Excess
                                                                      Over
                                   Actual         Required         Requirement
                               Amount  Percent  Amount Percent   Amount  Percent
(In thousands)
September 30, 1996

Tangible capital ..........   $58,543   7.52%   $11,681   1.50%  $46,862   6.02%

Core capital ..............    58,758   7.54     31,158   4.00    27,600   3.54

Risk-based capital ........    65,668   11.88    44,226   8.00    21,442   3.88

September 30, 1995

Tangible capital ..........   $48,332    6.93%  $10,463   1.50%  $37,869   5.43%

Core capital ..............    48,669    6.97    27,915   4.00    20,754   2.97

Risk-based capital ........    53,848   10.92    39,463   8.00    14,385   2.92

See Page 33 for a reconciliation of GAAP capital to regulatory capital as of September 30, 1996.

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

         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations during the three-month periods ended September 30, 1996 and 1995, and its consolidated financial position at September 30, 1996, June 30, 1996 and September 30, 1995. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's Annual Report for the fiscal year ended June 30, 1996.

Results of Operations

         Results of operations for the three-month periods ended September 30, 1996 (the first quarter of the fiscal year ending June 30, 1997, or "fiscal year 1997") and September 30, 1995 (the first quarter of the fiscal year ended June 30, 1996, or "fiscal year 1996") reflect the Company's focus on expanding its community banking and mortgage banking operations.

         The Company's results of operations for the first three months of fiscal year 1997 reflect several differences from the same period in fiscal year 1996. First, net earnings for the first quarter of fiscal year 1997 reflect a one-time pre-tax charge of $3,149,000 to pay for a special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC's authority to assess this special assessment is contained in the omnibus appropriations bill passed by the Congress and signed into law by President Clinton on September 30, 1996.

         Second, the Company's income from servicing loans declined by 58.5% during the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996. This decline is due to the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others in a transaction effective as of April 1, 1996. The Company's decision to exit the mortgage loan servicing business was driven by the increasing "critical mass" necessary to generate acceptable returns on loan servicing activities. The after-tax proceeds of the sale of $4,148,000 have been deployed in other areas, including the $1,954,000 after-tax funding of the FDIC special assessment, and are providing additional capital to enhance the Company's core business activities.

         Third, as a result of rising market interest rates, originations of residential mortgage loans declined dramatically in the first quarter of fiscal year 1996 compared to the first quarter of fiscal year 1995, which resulted in a significant decrease in gains on sales of mortgage loans in the first quarter of fiscal year 1996. This situation turned around by the first quarter of fiscal year 1997, as market interest rates had moderated and the Company realized higher loan originations, sales and gains than in the first quarter of fiscal year 1996. The addition of four mortgage loan origination offices in August 1996 also contributed to the increase in loan originations.

         Net interest income increased by 8.1% in the first quarter of fiscal year 1997, compared to the first quarter of fiscal year 1996, and increased by 4.7% in the first quarter of fiscal year

1996, compared to the first quarter of fiscal year 1995. Increases in capital in recent years have permitted the Company to increase both its assets and liabilities. Most of the net increases in interest income in the first quarters of fiscal years 1997 and 1996 were attributable to increases in the size of the balance sheet. When compared to the first quarter of fiscal year 1995, the rates paid on interest-bearing liabilities in the first quarter of fiscal year 1996 increased at faster rates than yields earned on interest-earning assets. While the Company's balance sheet was larger in the first quarter of fiscal year 1997, market rates on both interest-earning assets and interest-bearing liabilities moderated and declined slightly, when compared to the first quarter of fiscal year 1996, and the Company continued to experience a migration by depositors from lower-yielding checking and savings deposits to higher-yielding certificates of deposit.

         Net Earnings. The Company's net earnings for the first quarter of fiscal year 1997 were $196,000, a decrease of 90.7% from the $2,104,000 for the first quarter of fiscal year 1996. On a per share basis, earnings for the first quarter of fiscal year 1997 were $.03, a decrease of 91.7% from the $.36 for the first quarter of fiscal year 1996.

         The per share earnings figure for the three-month period ended September 30, 1995 has been adjusted to reflect the two-for-one split of the Company's common stock, which occurred on November 17, 1995.

          As described earlier, the Company's net earnings for the first quarter of fiscal year 1997 reflect a one-time, after-tax charge of $1,954,000, or $.34 per share, to recapitalize the SAIF fund administered by the FDIC. Without the FDIC charge, the Company's net earnings for the first quarter of fiscal year 1997 would have been $2,150,000, or $.37 per share, an increase of 2.2%, or $.01 per share, from the same quarter in fiscal year 1996.

         The new law also authorizes the FDIC to reduce insurance premiums after December 31, 1996 to reflect the recapitalized insurance fund. The Company expects that beginning January 1, 1997, its annualized insurance premiums will be approximately $940,000 lower on a pre-tax basis than they would have been without the special assessment law. In addition, future growth in deposits will be subject to the lower statutory premiums.

         The following table shows changes in earnings per share:

                                                    Fiscal Year     Fiscal Year
                                                       1997            1996
                                                    Versus 1996     Versus 1995

Net earnings per share for the
    first three months of fiscal years
    1996 and 1995, respectively ...............        $   .36     $   .27

Increase (decrease) attributable to:
  Net interest income .........................            .09         .05
  Provision for loan losses ...................           (.01)       (.04)
  Noninterest income ..........................            .03         .08
  Noninterest expense .........................           (.67)        .05
  Income taxes ................................            .24        (.05)
  Average shares outstanding ..................           (.01)         --
                                                           ----        ----

    Net increase ..............................           (.33)        .09
                                                           ----        ----

Net earnings per share for the
    first three months of fiscal years
    1997 and 1996, respectively ...............        $   .03     $   .36
                                                           ====        ====


         Net Interest Income. Net interest income before the provision for loan losses for the first quarter of fiscal year 1997 was $7,176,000, an increase of $537,000, or 8.1%, compared to the first quarter of fiscal year 1996. For the first quarter of fiscal year 1996, net interest income before the provision for loan losses was $6,639,000, an increase of $295,000, or 4.7%, compared to the first quarter of fiscal year 1995.

         The Company's net earnings are highly dependent on the difference, or "spread," between the income it receives from its loan and investment portfolios and its cost of funds, consisting principally of the interest paid on checking and savings accounts and borrowings.

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

         The following table reflects the average yields earned and rates paid by the Company during the three-month periods ended September 30, 1996 and 1995. In computing the average yields and rates, the accretion of loan fees are considered an adjustment to yield.


(In thousands)
Three-Month Periods
Ended September 30                                                          1996                            1995
------------------                                                ----------------------            --------------------
                                                                  Interest                                 Interest
                                                    Average        Income/       Yield/          Average   Income/     Yield/
                                                    Balance        Expense        Rate           Balance   Expense      Rate
                                                    -------       --------       -----           -------   -------     -----
Interest-earning assets;
    Loans receivable (1)(2) .....................   $ 671,075     $  14,757        8.72%      $ 615,108   $  14,000      9.03%
    Mortgage-backed securities and
      collateralized mortgage obligations .......      23,132           376        6.45           8,918         203      9.03
    Investments .................................      20,608           327        6.30          29,136         451      6.14
    Other interest-earning assets ...............      16,434           224        5.41          13,583         178      5.20
                                                    ---------     ---------     -------       ---------   ---------   ----------
        Total interest-earning assets ...........     731,249        15,684        8.51         666,745      14,832      8.83
                                                    ---------     ---------     -------       ---------   ---------   ----------

Noninterest-earning assets:
    Cash and due from banks .....................       7,841                                     9,339
    Office properties and equipment, net ........       8,781                                     8,860
    Other assets ................................      16,190                                     8,851
    Allowance for loan losses ...................      (7,690)                                   (6,149)
                                                      --------                                  --------

         Total assets ...........................   $ 756,371                                 $ 687,646
                                                      ========                                ==========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts .........................   $  98,267           922        3.72       $  82,017         814      3.94
    Savings deposits ............................      69,114           592        3.40          69,991         606      3.44
    Certificates ................................     367,609         5,283        5.70         325,470       4,884      5.95
    Federal Home Loan Bank advances .............     113,906         1,601        5.58         120,204       1,883      6.21
    Other borrowings ............................       8,048           110        5.42             390           6      6.10
                                                    ---------     ---------     -------       -----------  --------   ---------
         Total interest-bearing liabilities .....     656,944         8,508        5.14         598,072       8,193      5.43
                                                    ---------      --------     -------       -----------  --------   ---------

Noninterest-bearing liabilities:
    Deposits ....................................      24,650                                    29,023
    Other .......................................      12,145                                     9,642
                                                    ---------                                  ----------

         Total liabilities ......................     693,739                                   636,737
Stockholders' equity ............................      62,632                                    50,909
                                                    ---------                                  ----------

         Total liabilities and
             stockholders' equity ...............   $ 756,371                                 $ 687,646
                                                    =========                                  ==========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities .............   $  74,305                                 $  68,673
                                                    =========                                   ==========

Net interest income .............................                 $   7,176                                $  6,639
                                                                  =========                              ==========

Interest rate spread (3) ........................                                  3.37%                                 3.40%
                                                                                 =========                            ========

Net yield on average interest-earning assets (4)                                   3.89%                                 3.95%
                                                                                 =========                            ========

--------------------
Notes on Page 12.

----------------------

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

         The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $852,000 in the first three months of fiscal year 1997 and increased by $2,532,000 in the first three months of fiscal year 1996, as compared to the same periods in the previous fiscal years. Total interest expense increased by $315,000 in the first three months of fiscal year 1997 and increased by $2,237,000 in the first three months of fiscal year 1996, as compared to the same periods in the previous fiscal years. The fiscal year 1997 and 1996 increases in both interest income and interest expense are due primarily to increases in average interest-earning assets and interest-bearing liabilities.

         The following tables show the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three-month periods ended September 30, 1996 and 1995. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $537,000 increase in net interest income in the first three months of fiscal year 1997 was the net result of a growing balance sheet offset by moderating and slightly declining market rates of interest, while the $295,000 increase in net interest income in the first three months of fiscal year 1996 was the combined result of rising asset yields and deposit rates and a growing balance sheet.





(In thousands)
Three-Month Periods
Ended September 30                               Fiscal Year 1997 Versus 1996        Fiscal Year 1996 Versus 1995
------------------                               ----------------------------        ----------------------------
                                                  Increase (Decrease) Due to          Increase (Decrease) Due to
                                                  --------------------------         ---------------------------
                                                 Volume        Rate      Total       Volume       Rate      Total
Loans receivable                                 $1,205       $ (448)    $  757      $1,889     $  449    $ 2,338
Mortgage-backed securities and
  collateralized mortgage obligations               211          (38)       173         (23)        75         52
Investments                                        (359)         235       (124)         16         23         39
Other interest-earning assets                        69          (23)        46          84         19        103
                                                  -------      --------   --------    -------   -------   -------
   Total interest-earning assets                  1,126         (274)       852       1,966        566      2,532
                                                  -------      --------   --------    -------    ------   -------

Checking and money market
   deposit accounts                                 149          (41)       108         (62)       138         76
Savings deposits                                     (8)          (6)       (14)       (288)        (4)      (292)
Certificates                                        593         (194)       399       1,358        618      1,976
Federal Home Loan Bank advances                     (95)        (187)      (282)        381        199        580
Other borrowings                                    105           (1)       104        (103)         -       (103)
                                                  -------     -------    ------     ---------     ------   -------
    Total interest-bearing liabilities              744         (429)       315       1,286        951      2,237
                                                  -------     -------    -------     --------     ------   -------

Net interest income                             $   382      $   155     $  537    $    680     $ (385)  $    295
                                                  ========   ========    =======    =========    ========  =======

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

         The following tables summarize the contractual repayment terms of the total loans receivable of the Company as of September 30, 1996, as well as the amount of fixed rate and variable rate loans due after September 30, 1997. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans. The tables do include $39,670,000 of fixed rate loans receivable held for sale and $9,083,000 of adjustable rate loans held for sale as of September 30, 1996.



                                                         Principal Repayment Contractually Due in
                                  Balance                        12-Month Period Ending Sept. 30,
                                 Outstanding    -----------------------------------------------------------------------------
                                  Sept. 30,                                                  2000-       2002-    2007 and
(In thousands)                      1996              1997           1998         1999        2001       2006    Thereafter
                                  ---------          --------       -------      -------     -------    -------   ----------
Residential and
commercial real estate            $509,246         $  35,558        $20,848      $24,512     $37,841    $84,679   $305,808
Construction                       117,108            92,054         22,652        2,060         342       -          -
Consumer and other loans            55,979            15,025         11,842        9,391      10,917      4,565      4,239
                                 ---------          ---------       --------    --------     --------   --------  ---------
     Total                        $682,333          $142,637        $55,342      $35,963     $49,100    $89,244   $310,047
                                  ========          ========       ========      =======     =======    =======   ========

                                              Fixed             Variable
(In thousands)                                 Rate               Rate            Total
                                             ------             --------          -----
Residential and commercial
real estate                                 $144,794            $328,894        $473,688
Construction                                     329              24,725          25,054
Consumer and other loans                      38,420               2,534          40,954
                                           ---------          ----------       ---------
     Total due after September 30, 1997     $183,543            $356,153        $539,696
                                            ========          ==========       =========


         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

         Asset and liability management strategies impact the one year maturity "gap," which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one year gap was a positive 7.70% of total assets at September 30, 1996 as follows:




                                                               1 Year            1 - 3            3 - 5             Over 5
(In thousands)                                 Total           or Less            Years           Years             Years
                                              ------           -------           ------           ------            ------
Interest-earning assets:
   Loans receivable (1)                     $690,420          $424,013          $126,178         $ 31,550          $108,679
   Mortgage-backed securities and
     collateralized mortgage obligations      25,167             3,361             4,795            4,369            12,642
   Investments                                22,183             7,206               625            4,557             9,795
   Other interest-earning assets              13,093            13,093                -                -                  -
                                            ---------         ---------         ----------     ----------         ---------
       Total interest-earning assets         750,863          $447,673          $131,598         $ 40,476          $131,116
                                                              ========          ==========     ==========        ==========
Noninterest-earning assets                    38,582
Allowance for loan losses                     (8,087)
                                             --------
       Total assets                         $781,358
                                            =========
Interest-bearing liabilities:
   Checking and money-market
     deposit accounts (2)                   $101,712        $  38,652        $      -          $     -           $ 63,060
   Savings deposits (3)                       69,147           17,287            9,681             8,298           33,881
   Certificates                              371,761          236,921           83,937            49,185            1,718
   Federal Home Loan Bank advances           126,552           84,500           31,500             7,500            3,052
   Other borrowings                           10,141           10,141               -                  -                -
                                           ---------        ---------          --------          --------        ---------
       Total interest-bearing liabilities    679,313         $387,501         $125,118          $ 64,983         $101,711
                                                              ========         ========          ========        =========
Noninterest-bearing liabilities               40,932
                                           ---------

       Total liabilities                     720,245
Stockholders' equity                          61,113
                                            --------
       Total liabilities and
         stockholders' equity               $781,358
                                            ========
Maturity/repricing gap                                       $ 60,172         $  6,480          $(24,507)        $ 29,405

Cumulative gap                                               $ 60,172         $ 66,652          $ 42,145         $ 71,550

As percent of total assets                                       7.70%            8.53%             5.39%            9.16%


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

         The preceding table does not reflect the degree to which adjustment of rate sensitive assets may be restricted by contractual or other limitations (such as loan rate ceilings) to applicable asset repricing mechanisms. Included in rate sensitive assets maturing or repricing in one year or less are $173.0 million of adjustable rate mortgage loans with rates tied to U.S. Treasury securities with a constant maturity of one year and a 2.00% annual interest rate increase or decrease cap. The movement of interest rates on these loans may not precisely correspond with the upward or downward movement in loan market rates or deposit and borrowing rates.

         The Company's portfolio of loans held for investment totaled $633,580,000 at September 30, 1996, representing 81.1% of total assets. The following table sets forth information at the dates indicated concerning the composition of the Company's loan portfolio, by type:


                                                      September 30, 1996            June 30, 1996          September 30, 1995
                                                     --------------------       --------------------      -------------------
                                                                 Percent                    Percent                   Percent
                                                                   of                          of                        of
                                                                  Gross                      Gross                     Gross
(In thousands)                                         Amount    Loans            Amount    Loans           Amount    Loans
                                                     ---------   -----          ---------   -----         ---------   -----
First mortgage loans:
   Residential - fixed rate                         $ 71,344     11.1%          $ 77,266    12.3%         $  76,462    13.0%
   Residential - adjustable rate                     282,792     43.9            270,374    43.2            252,822    42.9
                                                     --------   -----           --------   -----           --------   -----
        Total residential                            354,136     55.0            347,640    55.5            329,284    55.9
                                                    ---------   -----           --------   -----           --------   -----

   Commercial - fixed rate                            16,407      2.6             16,633     2.7             17,478     3.0
   Commercial - adjustable rate                       31,214      4.8             32,089     5.1             38,697     6.6
                                                     --------   ------         --------   ------           --------   ------
        Total commercial                              47,621      7.4             48,722     7.8             56,175     9.5
                                                     --------   ------         --------   ------           --------   ------

   Construction - fixed rate                          14,104      2.2             20,185     3.2              7,444     1.3
   Construction - adjustable rate                    106,452     16.5            101,190    16.2            102,267    17.3
                                                    --------    -----          ---------   -----            --------   -----
        Total construction (1)                       120,556     18.7            121,375    19.4            109,711    18.6
                                                    --------    -----          ---------   -----            --------   -----

Total first mortgage loans                           522,313     81.1            517,737    82.7            495,170    84.0
                                                     --------   -----           --------   -----            --------   -----

Second mortgage loans (2):

   Fixed rate                                         19,609      3.0             18,201    2.9              15,401     2.7
   Adjustable rate                                    30,125      4.7             29,233    4.7              28,584     4.8
                                                     --------   ------          --------   ------          --------   ------
        Total second mortgage loans                   49,734      7.7             47,434    7.6              43,985     7.5
                                                     --------   ------          --------   ------          --------   ------

Loans on savings accounts                              1,832      0.3              1,691    0.3               1,418      0.2
                                                     ---------   ------         --------   ------         ---------   ------

Installment loans:

   Fixed rate                                          67,012    10.4             55,910    8.9              45,538      7.7
   Adjustable rate                                      3,173     0.5              3,275    0.5               3,471      0.6
                                                     ---------   ------         ---------   ------        ---------   ------
        Total installment loans                        70,185    10.9             59,185    9.4              49,009      8.3
                                                     ---------   ------         ---------   ------        ---------   ------

Gross Loans                                           644,064   100.0%           626,047  100.0%            589,582    100.0%
                                                                =====                     =====                        =====

Less:

   Unearned discount                                      167                        301                        810
   Deferred income                                      2,230                      2,665                      2,406
   Allowance for loan losses                            8,087                      7,527                      5,732
                                                     ----------                 ---------                 ----------
        Total adjustments                              10,484                     10,493                      8,948
                                                     ---------                  ---------                ----------

Total net loans held for investment                  $633,580                   $615,554                   $580,634
                                                     ========                   ========                  ==========


-------------------------

(1)  Construction loans are shown net of undisbursed loan funds.
(2)  Includes home equity lines of credit.

         Provision for Loan Losses. The Company provided $562,000 during the first quarter of fiscal year 1997 as additions to the allowance for loan losses, compared to $482,000 in the first quarter of fiscal year 1996. In establishing the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, loan loss experience, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. The Company considers the size and risk exposure of each segment of the loan portfolio. For secured loans, management considers estimates of the fair value of the collateral, considering the current and currently anticipated future operating or sales conditions. Such estimates are particularly susceptible to changes that could result in a material adjustment to future results of operations. Factors such as independent appraisals, current economic conditions and the financial condition of borrowers are continuously evaluated to determine whether the Company's investment in such assets does not exceed their estimated values. The Company's policy is to establish both general and specific allowances for loan losses.

         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the first three months of fiscal years 1997 and 1996:

(In thousands)
Three-Month Periods
Ended September 30                                  1996           1995
------------------                               --------       --------

Balance at beginning of period                 $   7,527       $   6,373
Provision charged to expense                         562             482

Loans charged off:

  Residential real estate                             -                3
  Commercial real estate                              -            1,056
  Construction                                        -              -
  Consumer and other loans                            15              72
                                                 --------       --------
      Total gross charge-offs                         15           1,131
                                                 --------       --------

Recoveries of loans previously charged off:

  Residential real estate                              -             -
  Commercial real estate                               -             -
  Construction                                         -             -
  Consumer and other loans                            13               8
                                                 --------       --------
      Total recoveries                                13               8
                                                 --------       --------

      Net charge-offs                                  2           1,123
                                                 --------        -------

Balance at end of period                       $   8,087       $   5,732
                                                 ========        =======

Average loans held for investment (1)           $631,275        $587,295
Loans held for investment at period end (1       641,667         586,366
Ratio of provision for loan losses to

    average loans held for investment               0.09%           0.08%
Ratio of net charge-offs to average
    loans held for investment                          -            0.19%
Ratio of allowance for loan losses to loans
    held for investment at period end               1.26%           0.98%

--------------------

(1) Loans receivable shown gross of allowance for loan losses, net of premium/discount.

         While the Company's management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to the various portfolios to provide an indication of the relative risk characteristics of the total loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that chargeoffs for the balance of fiscal year 1997 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at September 30, 1996, June 30, 1996 and September 30, 1995 and the ratio of the related outstanding loan balances to total loans held for investment are as follows:


         (In thousands)                    September 30, 1996                 June 30, 1996           September 30, 1995
                                        -------------------------      -------------------------- ----------------------
                                                        Ratio of                      Ratio of                  Ratio of
                                                        Loans to                      Loans to                  Loans to
                                                      Total Loans                   Total Loans               Total Loans
                                                        Held for                      Held for                  Held for
                                       Allowance      Investment        Allowance     Investment    Allowance  Investment
                                       ---------      ----------        ---------     ----------    ---------  ----------
         Residential real estate          $1,485           62.7%          $1,425        63.1%         $1,130        63.4%
         Commercial real estate            2,672            7.4            2,552         7.8           1,977         9.5
         Construction                      2,500           18.7            2,200        19.4           1,375        18.6
         Consumer and other loans          1,430           11.2            1,350         9.7           1,250         8.5
                                         -------          ------          -------       ------        ------       -----

              Total                       $8,087          100.0%          $7,527       100.0%         $5,732       100.0%
                                          ======          =====           ======       =====           ======      =====

         Business Lines. The Company tracks the performance of its business lines using an internal value-based accounting system. Unlike generally accepted accounting principles, no authoritative body of guidance exists for internal financial accounting and reporting. The Company's internal accounting process is based on practices which support its management structure and is not necessarily comparable with similar information for other institutions. Results for the first three months of fiscal years 1997 and 1996 are presented in a consistent manner. However, methodologies may change from time to time as accounting systems are enhanced or business products change.

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


(In thousands)                         Retail Banking                         Mortgage Banking                          Total
                            -------------------------------------  --------------------------------- ---------------------------
Three-Month Periods                                     Increase                        Increase                       Increase
Ended September 30               1996          1995     (Decrease)    1996     1995    (Decrease)    1996       1995  (Decrease)
------------------             -------       -------     ---------  -------   -------    ---------  -------    ------   --------

Net interest income            $ 3,832       $ 3,263      $   569   $ 3,344  $ 3,376      $  (32)  $ 7,176   $ 6,639    $  537
Provision for loan losses           82           104          (22)      480      378         102       562       482        80
Noninterest income                 594           559           35     1,319    1,183         136     1,913     1,742       171
Noninterest expenses             6,017         2,576        3,441     2,403    1,895         508     8,420     4,471     3,949
Income taxes                      (646)          441       (1,087)      557      883        (326)      (89)    1,324    (1,413)
                               --------    ---------      --------   -------  -------     --------  --------- -------  --------

     Net earnings (loss)       $(1,027)      $   701      $(1,728)  $ 1,223  $ 1,403     $  (180)   $  196   $ 2,104   $(1,908)
                                =======    =========      ========  ========  =======      =======  ========  =======  ========


         Retail banking produced a net loss of $1,027,000 in the first three months of fiscal year 1997, compared to $701,000 of net earnings in the first three months of fiscal year 1996. If the FDIC special assessment is excluded, retail banking yielded net earnings of $927,000, an increase of 32.2% over the first quarter of fiscal year 1996. Net interest income from retail banking increased by $569,000, or 17.4%, as loans and deposits grew and yields earned on interest-earning assets and rates paid on deposits declined slightly. Customers continued to show a preference for placing their deposits into higher-rate certificates of deposit instead of lower-rate savings, checking and money-market accounts. Noninterest income rose by 6.3% as the Company collected more fees related to its checking account products. Excluding the FDIC charge, noninterest expenses increased by 11.3%, due in part to the expansion of the Company's retail branch network by one branch.

         Net earnings from mortgage banking decreased by 12.8% to $1,223,000 in the first three months of fiscal year 1997, when compared to net earnings of $1,403,000 in the first three months of fiscal year 1996. Higher loan production volume, lower mortgage loan interest rates, and the majority of mortgage loan sales on a servicing-released basis resulted in sharply higher loan sale gains and thus a 11.5% increase in mortgage banking's noninterest income. Net earnings were negatively affected by a 1.0% decrease in the mortgage banking net interest margin and a 26.8% increase in noninterest expenses. In addition to the effects of higher loan originations, the increase in noninterest expenses is attributable to the Company's expansion of its mortgage loan production network.

         Retail Banking Operations. The Company's retail banking activities consist of attracting checking and savings deposits from the general public through its retail banking offices and lending funds to retail banking customers by means of home equity and installment loans.

         As of September 30, 1996, the Company operated twenty-three full service retail facilities throughout Virginia. The Company will open a full-service retail banking branch in December 1996.

         The Company opened a branch on September 11, 1995. The branch is located at the intersection of Old Bridge Road and Hedges Run Drive, at the "Lake Ridge Commons Shopping Center" in Woodbridge, Virginia. The Woodbridge branch was the Company's first retail banking presence in the Northern Virginia market. The Company's Mortgage Banking Division is also headquartered in Woodbridge.

         The Company originated $5,407,000 of residential equity lines of credit and fixed-rate second mortgages during the first quarter of fiscal year 1997, compared to $8,514,000 in the first quarter of fiscal year 1996.

         The Company originated $9,268,000 of consumer and installment loans during the first quarter of fiscal year 1997, compared to $5,631,000 in the third quarter of fiscal year 1996. The

Company has placed emphasis on making these forms of credit available to its retail customers. The Company's success in promoting these loan products is attributed to enhanced training of retail branch personnel, the centralization of credit decision-making, and marketing campaigns that target these products.

         In addition to originating consumer-type loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. The Company purchased $7,999,000 of loans in the first quarter of fiscal year 1997 ($7,739,000 of fixed-rate second mortgage loans and $260,000 of manufactured home loans); no such loans were purchased in the first quarter of fiscal year 1996.

         The following table summarizes retail banking loan originations and purchases by type of loan for the three-month periods ended September 30, 1996 and 1995:


         (In thousands)
         Three-Month Periods
         Ended September 30                                   1996                    1995
         ------------------                           ---------------------   ---------------------
                                                                      % of                    % of
                                                       Amount        Total      Amount       Total
         Residential equity lines of credit (1)      $  2,652         11.7%   $  3,436        24.3%
         Fixed-rate second mortgage loans              10,494         46.3       5,078        35.9
         Consumer loans                                 9,528         42.0       5,631        39.8
                                                     --------        -----    --------       -----

         Total originations and purchases             $22,674        100.0%    $14,145       100.0%
                                                      =======        =====     =======     =======

         ------------------

         (1) Reflects loan balances prior to deduction of undisbursed loan amounts.

         Management believes that it is important for the Company to diversity beyond the traditional offerings of home equity loans and consumer installment loans. The Company has begun to offer banking services to small businesses, including loans and checking accounts. In addition, the Savings Bank has formed a new subsidiary, Freedom Financial Services, Inc., which will offer more financing alternatives to customers at competitive rates.

         Mortgage Banking Operations. The principal sources of revenue from the Company's mortgage banking operations are loan origination fees, loan servicing fees, revenues from sales of loans, and revenues from any sales of rights to service loans.

         During the second half of fiscal year 1996, the Company consolidated three of its loan production centers into other offices. In August 1996, the Company opened mortgage loan centers in the Maryland communities of Columbia, Frederick, Timonium and Bel Air. At

September 30, 1996, the Company operated twelve mortgage loan production centers in Virginia and Maryland. The Company will continue to evaluate the number and locations of its mortgage loan origination centers to ensure the most efficient and cost effective allocation of mortgage lending resources. In subsequent periods the Company may open new centers or close or consolidate existing centers, depending on market conditions.

         The Company's present operating strategy is to originate fixed rate loans for sale in the secondary mortgage market, while adjustable rate mortgage loans are originated both for sale and for the Company's portfolio.

         On June 28, 1996, the Company announced its intention to purchase American Finance and Investments, Inc. ("AFI"), a provider of residential mortgage loans through the Internet. AFI generates mortgage loans on an automated basis through a sophisticated computer network presently available to potential customers in forty-four states. Headquartered in Fairfax, Virginia, AFI is a recognized leader in the evolving market for electronic commerce. During the past fifteen months AFI has expanded rapidly by means of proprietary software uniquely designed to facilitate "on line " mortgage loan originations. The acquisition of AFI provides the Company with a unique springboard for the expansion of electronic commerce to the retail banking customer base. The Company's introduction to the Internet as a medium of product delivery will logically expand to other bank-related products and services. The acquisition of AFI allows the Company to keep pace with expanding technology involving financial service companies. The acquisition of AFI, scheduled to be completed in the quarter ended December 31, 1996, is subject to the approval of AFI stockholders and appropriate bank regulatory authorities.

          See the discussion under "Mortgage Loan Servicing" regarding the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others, in a transaction effective as of April 1, 1996.

         Origination and Purchase of Mortgage Loans. The Company originated $123,443,000 of fixed rate conventional, Federal Housing Administration ("FHA"), and Veterans Administration ("VA") residential loans during the first quarter of fiscal year 1997, compared to $113,129,000 in the first quarter of fiscal year 1996 and $85,182,000 in the first quarter of fiscal year 1995. The 32.8% increase in the first three months of fiscal year 1996 compared to the same period in fiscal year 1995 was due to a moderation in market interest rates and an increase in new housing starts, primarily in the Northern Virginia and Maryland markets. The 9.1% increase in the first three months of fiscal year 1997 compared to the first three months of fiscal year 1996 is due to continuing moderate market interest rates as well as the four new loan origination centers opened in August 1996.

         The Company originated $23,948,000 of adjustable rate residential mortgage loans during the first quarter of fiscal year 1997, compared to $21,144,000 in the first quarter of fiscal year 1996 and $29,315,000 in the first quarter of fiscal year 1995. Originations in the first three months of fiscal year 1996 were 27.9% less than in the same period in fiscal year 1995, as moderating interest rates shifted consumer interest back to the fixed rate products. The 13.3% increase in the first three months of fiscal year 1997, compared to the same period in fiscal year 1996, is attributed to higher loan origination volume.

         In addition to originating residential mortgage loans, the Company also purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, no adjustable rate residential mortgage loans were purchased during the first quarters of fiscal years 1997 and 1996.

         The Company originated $10,438,000 of construction loans during the first quarter of fiscal year 1997, compared to $12,966,000 in the first quarter of fiscal year 1996 and $20,101,000 in the first quarter of fiscal year 1995. Construction loans were 6.6% of total permanent mortgage loan and construction loan originations in the first three months of fiscal year 1997, compared to 8.6% in the first three months of fiscal year 1996. The amounts of both outstanding construction loan balances and loan commitments has been consistent with management's goals of diversifying the Company's loan portfolio and penetrating under-served markets. The Company believes that its construction lending underwriting standards do not expose the Company to additional risks of loss. Substantial builder equity is typically required and home starts ahead of actual sales are strictly controlled.

         The Company has successfully incorporated a strategic initiative focusing on the use of a construction loan as the integral component in obtaining a permanent mortgage loan. The Company has successfully utilized the integrated construction loan product, in which the home buyer prequalifies for a permanent mortgage loan and upon completion of the house, the construction loan automatically converts to a permanent loan without the need for a second closing transaction.

         While the Company has financed residential construction projects throughout its business area, a substantial portion of the Company's construction lending in the past two fiscal years has been in Northern Virginia and Maryland. The Company utilized residential construction loan financing as an entry mechanism into the Northern Virginia and Maryland markets at a time of diminished competition due to savings institution failures, deflated real estate prices and a migration by traditional lending sources away from construction and residential mortgage lending. While the Company's market penetration of the Northern Virginia and Maryland markets in the past two years has been substantial, management is committed to retaining its conservative credit risk profile, and is willing to forego market share to new or returning competitors who may be willing to sacrifice quality to achieve volume goals. Management's adherence to its quality standards could result in reductions in construction loan balances and commitments in future periods. As a percentage of the Company's loan originations, construction and development lending during fiscal year 1997 is not expected to exceed the levels seen in fiscal year 1996. The Company continues to evaluate the feasibility of sustaining or expanding the present construction lending levels.

         The following table summarizes permanent first mortgage and construction loan originations by type of loan for the three-month periods ended September 30, 1996 and 1995:


         (In thousands)
         Three-Month Periods
         Ended September 30                                     1996                       1995
         ------------------                             -----------------------   -------------------
                                                                          % of                   % of
                                                         Amount          Total     Amount       Total
                                                         ------          -----     ------       -----
         Permanent mortgage loans:
               Fixed rate residential:

                   Conventional                        $ 80,793          51.2%   $ 83,654       55.6%
                   FHA/VA                                42,650          27.0      29,475       19.6
                                                       --------         -----    --------       -----
                Total fixed rate residential            123,443          78.2     113,129       75.2
                                                       --------         -----    --------       -----

              Adjustable rate residential:

                   One year                              12,867           8.2      14,161        9.4
                   Three year                            11,081           7.0       6,983        4.6
                                                       --------         ------   --------      ------
                Total adjustable rate residential        23,948          15.2      21,144       14.0
                                                       --------         ------   --------      ------

              Fixed rate commercial                          -             -        3,283        2.2
                                                       --------         ------   --------      ------

              Adjustable rate commercial:

                   One year                                  -             -           -           -
                   Other                                     -             -           -           -
                                                     -----------         -----    --------     ------
                Total adjustable rate commercial             -             -           -           -
                                                     -----------         -----    --------     ------

         Construction loans (1):

             Residential construction                     9,758           6.2       9,666        6.4
             Acquisition, development
                and commercial construction                 680           0.4       3,300        2.2
                                                      ---------         ------     -------     ------
                Total construction                       10,438           6.6      12,966        8.6
                                                      ---------         ------     -------     ------


         Total originations and purchases              $157,829         100.0%   $150,522      100.0%
                                                      =========         =====     ========     ======

         --------------------
         (1) Reflects loan balances prior to deduction of undisbursed loan amounts.

         Risks Associated with Mortgage Loan "Pipeline". The Company's mortgage banking activities involve risks of loss if secondary mortgage market interest rates increase or decrease substantially while a loan is in the "pipeline" (the period beginning with the application to make or the commitment to purchase a loan and ending with the sale of the loan). In order to reduce this interest rate risk, the Company typically enters into forward sales commitments in an amount approximately equal to the closed loans held in inventory, plus a portion of the unclosed loans that the Company has committed to make which are expected to close. Additionally, the Company occasionally purchases over-the-counter options to retire a risk management position in the event the percentage of loans which actually closes differs from the original expectations. Such options provide the owner with the right, but not the obligation, to deliver the underlying commodity or financial asset to the transaction's counter party at a specific price for a specific period of time. In this instance, the commodity or financial asset would generally consist of mortgage-backed securities created with securitized originated mortgage loans. The portion of the unclosed loans which the Company commits to sell depends on numerous factors, including the total amount of the Company's outstanding commitments to make loans, the portion of such loans that is likely to close, the timing of such closings, and anticipated changes in interest rates. The Company continually monitors these factors and adjusts its commitments and options positions accordingly.

         Sale of Mortgage Loans. There is an active secondary market for most types of mortgage loans originated by the Company. By originating loans for subsequent sale in the secondary mortgage market, the Company is able to obtain funds which may be used for lending and investment purposes. The Company had been selling a large portion of its loans with the Company retaining the rights to service the loans. However, beginning January 1, 1996, the Company shifted its business strategy with respect to mortgage loan servicing, and most of the loan sales since that date have been on a servicing-released basis. See the discussion under "Mortgage Loan Servicing" regarding the Company's sale of substantially all of its servicing rights related to loans serviced for others, in a transaction effective as of April 1, 1996.

         Gains from the sales of mortgage loans and securitized loans were $748,000 in the first quarter of fiscal year 1997, an increase of $283,000, or 60.9%, over the gains of $465,000 in the first quarter of fiscal year 1996. The higher gains in the three-month period ended September 30, 1996 reflect both the higher loan origination volume and the higher gains from selling loans on a servicing-released basis. Such gains are higher since the servicing component is being sold concurrently with the loan.

         All fixed rate mortgage loans originated by the Company are underwritten following guidelines which will qualify them for sale in the secondary market. The Company sells its FHA and VA loans to various investors on a servicing-released basis. The Company either sells its conventional fixed rate residential production on an individual loan basis or securitizes loans through the creation of Federal National Mortgage Association ("FNMA") and Federal Loan Mortgage Corporation ("FHLMC") mortgage-backed securities. The securities created by securitizing loans originated by the Company are immediately sold to various investors. No portions of such securities were held by the Company at September 30, 1996, June 30, 1996, or September 30, 1995. In the event the Company were to hold such a security as of the end of an accounting period, the security would constitute a "trading security," and as such would be recorded on the consolidated statement of financial condition at fair value, and unrealized holding gains and losses would be included in earnings.

         The Company sold $103,674,000 of fixed rate mortgage loans and securitized loans during the first quarter of fiscal year 1997, compared to $76,329,000 in the first quarter of fiscal year 1996. The sale of fixed rate product is intended to protect the Company from precipitous changes in the general level of interest rates as well as to create an income stream from servicing fees on loans sold. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in fixed rate mortgage loan originations in those periods.

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

         The Company sold $9,012,000 of adjustable rate mortgage loans and securitized loans during the first quarter of fiscal year 1997, compared to $21,812,000 in the first quarter of fiscal year 1996. The sizable proportion of adjustable rate loan and securitized loan sales to total sales in fiscal year 1996 compared to fiscal year 1997 is due to the increased popularity of adjustable rate mortgage loans in the rising interest rate environment, and the corresponding demand for adjustable rate loans and securities in the secondary market. In addition, production of adjustable rate loans in the first quarters of both fiscal years 1997 and 1996 exceeded the Company's capacity to add such loans to its loan portfolio.

         The following table summarizes mortgage loan sales by type of loan for the three-month periods ended September 30, 1996 and 1995. The table does not reflect commitments sold for which mortgage loans had not been delivered and funded at period end.

(In thousands)
Three-Month Periods
Ended September 30                           1996                    1995
------------------                 -----------------------   ------------------
                                                    % of                   % of
                                   Amount          Total      Amount      Total
                                   ------          -----      ------      -----
Fixed rate                       $103,674          92.0%    $ 76,329      77.8%
Adjustable rate                     9,012           8.0       21,812      22.2
                                ----------       ------    ---------    ------

     Total mortgage loans sold   $112,686         100.0%    $ 98,141     100.0%
                                 ========         =====     ========     =====

         Included in the figures above are mortgage loans which were securitized into mortgage-backed securities in connection with and immediately prior to sale. Securitized loans in the above figures totaled $47,808,000 in the first three months of fiscal year 1997 and $37,194,000 in the first three months of fiscal year 1996.

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

         See the discussion under "Mortgage Loan Servicing" regarding the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others, in a transaction effective as of April 1, 1996.

         The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level-yield method. Net commitment fees for permanent forward commitments issued to builders and/or developers for the purpose of securing loans for their purchasers are also deferred. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan.

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

         The Company sold substantially all of its servicing rights related to loans serviced for others, in a transaction effective as of April 1, 1996. The transaction generated a pre-tax gain of $6,847,000. The amount of the gain is net of the write-off of the remaining $14,000 of unamortized purchased mortgage loan servicing rights and $767,000 of unamortized capitalized excess servicing. The Company's decision to exit the mortgage loan servicing business was driven by the increasing "critical mass" necessary to generate acceptable returns on loan servicing activities.

         As a result of the sale of the rights to service loans for others, loan servicing income declined by $483,000 to $343,000 during the first quarter of fiscal year 1997. The income in the first quarter of fiscal year 1997 consists of late charges and other fee income related to the Company's loan portfolio. Total loan servicing income had increased by $193,000 to $826,000 in the first quarter of fiscal year 1996.

         The Company has adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," beginning July 1, 1996. The Statement requires that the cost of mortgage loans originated or purchased with a definitive plan to sell the loans and retain the servicing rights, be allocated between the loans and servicing rights based on their estimated values at the purchase or origination date. Upon the sales of the loans, additional income may be recognized resulting from a lower adjusted cost basis on the mortgage loans sold. The servicing rights asset is amortized over the life of the servicing revenue stream, and thus has the effect of reducing loan servicing income in future periods. The adoption of the new accounting standard has had no material effect on the Company, since mortgage loan servicing rights are no longer being accumulated, but instead are being sold concurrently with the sale of the underlying loans.

         Investments. The Company classifies a large portion of its investment securities and mortgage-backed securities as available for sale. Such securities are reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity, net of any deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities and mortgage-backed securities holdings.

         The amortized cost and fair value of the Company's investment securities and mortgage-backed securities (including collateralized mortgage obligations, or "CMOs") are as follows:



(In thousands)                           September 30, 1996          June 30, 1996           September 30, 1995
                                        -------------------     ---------------------      --------------------
                                          Amortized   Fair       Amortized       Fair       Amortized    Fair
                                            Cost      Value      Cost            Value      Cost         Value
                                          ---------   -----      --------       ------     ----------    ------
Investment Securities

          Held to maturity:
            FHLB notes                   $   -       $   -      $   -         $   -         $11,500      $11,488
            FNMA bonds                       -           -          -             -           1,963        1,986
            Municipal bonds                6,253       6,253       6,278        6,278         7,593        7,593
                                         --------    --------    --------     --------      --------      --------

                                           6,253       6,253       6,278        6,278        21,056       21,067
                                         --------    --------     -------    ---------      --------      -------

         Available for sale:

            FHLB notes                     8,943       8,932       6,440        6,385           -           -
            Net unrealized loss              (11)         -          (55)          -            -           -
                                        ---------    ----------   ---------  -----------    ---------     -------

                                           8,932       8,932       6,385        6,385           -           -
                                        ---------    ----------   ---------   ----------    ----------     ------

                                         $15,185     $15,185     $12,663      $12,663        $21,056      $21,067
                                         =======     =======     =======      =======        =======     ========

Mortgage-Backed Securities

         Held to maturity:
            FHLMC                        $   373     $   381     $   374      $   382        $   378      $   389
            Other                              -           -           -            -            208          208
                                         --------    --------   ---------   ---------        --------     --------

                                             373         381         374          382            586          597
                                         --------    --------   ---------   ---------        --------     --------

         Available for sale:

            FNMA                          12,834      12,836       3,066        3,051          3,559        3,548
            CMOs                          12,105      11,958      12,402       12,269          4,383        4,289
                                         --------     --------   --------    --------        --------     -------
                                          24,939      24,794      15,468       15,320          7,942        7,837
            Net unrealized loss             (145)        -          (148)         -             (105)         -
                                          ---------   --------   --------    --------        --------     -------

                                          24,794      24,794      15,320       15,320          7,837        7,837
                                          ---------  --------   --------     --------       --------     --------

                                         $25,167     $25,175     $15,694      $15,702        $ 8,423      $ 8,434
                                          =========   =======    =======     ========         ======      =======


         Noninterest Income. Financial service fees increased by $74,000, or 13.0%, in the first quarter of fiscal year 1997 and by $38,000, or 7.2%, in the first quarter of fiscal year 1996, compared to the same periods in the respective previous years. These three-month period-to-period increases are primarily attributed to the increase in the number of checking accounts resulting from promotional campaigns targeted to the checking product.

         In addition, financial service fees in the first three months of fiscal year 1997 include $11,000 earned from the Company's relationship with CoreLink Financial, Inc. ("CoreLink"). The Company earned $38,000 in the first three months of fiscal year 1996 under a previous arrangement. Pursuant to a contractual arrangement, CoreLink leases office space in certain of the Company's facilities through which stocks, bonds, mutual funds and investment counseling are provided. Such fees were lower in the first three months of fiscal year 1997, as compared to the same period in fiscal year 1996, since the CoreLink relationship is in a start-up mode. Effective as of April 1, 1996, the Company engaged CoreLink to replace INVEST Financial Services, Inc. as its broker-dealer for providing mutual funds and other securities products to the Company's customers.

         Sales of real estate owned yielded net gains of $60,000 and $59,000 in the first quarters of fiscal years 1997 and 1996, respectively. The Company recorded losses on the revaluation of real estate owned of $12,000 and $229,000 in the first quarters of fiscal years 1997 and 1996, respectively. It is the Company's policy to record allowances for estimated losses on real estate owned when, based upon its evaluation of various factors such as independent appraisals and current economic conditions, it determines that the investment in such assets is greater than their fair values less cost to dispose.

         Other noninterest income includes gains on sales of real estate acquired for development of $2,000 in the first three months of fiscal year 1996; no gains were recorded in the first three months of fiscal year 1997.

         Century Title Insurance Agency, Inc. is a subsidiary of the Savings Bank. This business unit offers a full range of title insurance products to the general public and enhances the diversification of products to both existing and prospective mortgage loan customers. It is based at the headquarters of the Virginia First Mortgage Division in Woodbridge, Virginia. Century Title generated $61,000 of gross title fee income in the first quarter of fiscal year 1997 and $48,000 in the first quarter of fiscal year 1996.

         Noninterest Expenses. Personnel and related employee benefits expense is the Company's largest recurring non-interest expense. Personnel expense for the first quarter of fiscal year 1997 was $2,655,000, compared to $2,278,000 in the first quarter of fiscal year 1996 and $2,781,000 in fiscal year 1995. The 18.1% decrease in personnel expense in the first three months of fiscal year 1996, as compared to the same period in fiscal year 1995, reflects the consolidation of the back-office operations of the Company's mortgage banking divisions. The consolidation eliminated duplicate support structures and provided for more efficient and uniform delivery of mortgage loan services. Also, commissions paid to mortgage loan originators is a substantial component of personnel expense, and declined proportionately to the reduction in the volume of loans closed. The 16.5% increase in personnel expense in the first three months of fiscal year 1997, as compared to the same period in fiscal year 1996, reflects the overall increase in loan originations and the addition of four mortgage loan offices in August 1996. Personnel expenses also increased by the hiring of personnel for the Company's new initiatives in marketing, consumer finance and commercial lending and deposits.

         Occupancy expense for the first quarters of fiscal years 1997 and 1996 was $407,000 and $371,000, respectively. Some of the 9.7% increase for the first three months of fiscal year 1997 is attributable to the opening of one retail banking branch and the opening of net one additional mortgage loan office (four opened and three closed) since September 30, 1996.

         Data processing expense for the first quarters of fiscal years 1997 and 1996 was $465,000 and $408,000, respectively. The fiscal year 1997 increase of 14.0% is due to increased loan and deposit account volume and local area networking.

         Income Taxes. The income tax benefit for the first quarter of fiscal year 1997 was $89,000. Without the $1,195,000 tax benefit associated with the FDIC special assessment, income tax expense for the quarter was $1,106,000, resulting in an effective tax rate of 34.0%. By comparison, the Company had income tax expense of $1,324,000 for an effective tax rate of 38.6% in the first quarter of fiscal year 1996.

         The effective tax rates differ from the statutory federal rates. The prohibition against claiming amortization for certain purchase accounting adjustments (goodwill) for income tax purposes tends to increase the effective tax rate, while the effective tax rate tends to be lower due to tax-exempt interest income. The effective rate also provides for state income taxes.

         The income tax benefit for the first quarter of fiscal year 1997 also reflects the receipt of a $210,000 state income tax refund related to fiscal year 1993.

Financial Condition

         Liquidity and Capital Resources. The primary sources of funds for the Company consist of checking and savings deposits, loan sale fundings, loan repayments, borrowings from the FHLB and others, and funds provided from operations. Deposits totaled $572,391,000 at September 30, 1996, a decrease of $1,145,000, or 0.2%, from the $573,536,000 at June 30, 1996. Certificates of deposit grew by $4,173,000 in the first three months of fiscal year 1997, while savings deposits increased by $323,000 and checking and money market deposit accounts declined by a total of $5,641,000. The principal reason for the decline in checking deposits was the transfer of mortgage loan servicing collateral accounts at the conclusion of the subservicing arrangement related to the sale of mortgage loan servicing rights. Certificate accounts totalling $236,921,000 will mature in the twelve-month period ending September 30, 1997. The Company's management believes that most of the maturing liabilities will be reinvested with the Company.

         Advances from the FHLB increased by $24,500,000 to $126,552,000 at September 30, 1996, compared to $102,052,000 at June 30, 1996. The Company has access to advances from the FHLB generally secured by pledging mortgage loans and its stock in the FHLB.

         The Company will sometimes borrow from several sources using mortgage-backed securities as collateral. Such borrowings totaled $9,514,000 at September 30, 1996; there were no such borrowings outstanding at June 30, 1996. The Company's management will use this method of financing to the extent that it is less expensive than alternative sources and is within regulatory guidelines. The Company's borrowings, including FHLB advances, at September 30, 1996 were 17.5% of assets, compared to 13.7% of assets at June 30, 1996.

         The Company sells mortgage loans and securitized loans in the secondary market and redeploys the sales proceeds in its lending operations. To a lesser extent, the proceeds of periodic loan payments and loan payoffs provide funds for the lending operations.

         The primary use of funds by the Company is loan originations. The Company's loan portfolio, including loans held for sale, totaled $682,333,000 at September 30, 1996 compared to $662,035,000 at June 30, 1996, an increase of $20,298,000, or 3.1%. The Company's loans held for investment and for sale represented 87.3% of assets at September 30, 1996, compared to 88.6% of assets at June 30, 1996.

         The Company had outstanding fixed rate loan origination commitments of $2,011,000 and outstanding adjustable rate loan commitments of $620,000 at September 30, 1996.

         The Company had no outstanding loan purchase commitments at September 30, 1996. The Company had outstanding commitments to fund $24,913,000 of construction loans at September 30, 1996. In addition, the Company had $29,678,000 outstanding in lines of credit extended to its customers at September 30, 1996. The Company's management does not anticipate any difficulties in satisfying these commitments.

         Due to the relative size of the Company's loan portfolio, purchases and sales of investments have a limited impact on the Company's funding requirements. Investments and mortgage-backed securities (classified as either held to maturity or available for sale) totaled $40,352,000 at September 30, 1996 and $28,357,000 at June 30,
1996. Such balances represented 5.2% and 3.8%, respectively, of total assets at those dates.

         Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. In fiscal year 1997 the Company is maintaining liquidity in excess of the required amount. At September 30, 1996 and June 30, 1996, the Company had liquidity ratios of 5.3% and 5.2%, respectively. The Company's management anticipates that it will be able to maintain its current level of regulatory liquidity during the balance of fiscal year 1997.

         At September 30, 1996, the Savings Bank's net worth under generally accepted accounting principles ("GAAP") was $61,078,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of September 30, 1996, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                                                                          Risk-
                                                     Tangible            Core             Based
         (In thousands)                               Capital           Capital          Capital
                                                     --------           -------          -------
         GAAP capital                                $61,078            $61,078           $61,078
         Non-allowable assets:
                  Goodwill                            (1,645)            (1,645)           (1,645)
                  Other intangible assets               (215)                 -                 -
                  Equity in subsidiaries                (772)              (772)             (772)
         Additional capital items:
                  Unrealized loss on
                    debt securities, net                  97                 97                97
                  General loss allowances                -                  -               6,910
                                                  -----------        -----------        ----------
         Regulatory capital - computed                58,543             58,758            65,668
         Minimum capital requirement                  11,681             31,158            44,226
                                                  -----------        -----------         ---------
         Excess regulatory capital                   $46,862            $27,600           $21,442
                                                     =======            =======           =======

         Ratios:

         Regulatory capital - computed                  7.52%              7.54%            11.88%
         Minimum capital requirement                    1.50               4.00              8.00
                                                       -----              -----             ------
         Excess regulatory capital                      6.02%              3.54%             3.88%
                                                       =====              =====            ======

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

         The Company is not aware of any trends, events or uncertainties which will have or that are likely to have a material effect on the Company's or the Savings Bank's liquidity, capital resources or operations. The Company is not aware of any current recommendations by regulatory authorities which if they were implemented would have such an effect.

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

         The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the dates indicated:


         (In thousands)                                                September 30,    June 30,      September 30,
                                                                          1996            1996            1995
                                                                       ------------     -------       -------------
         Non-accrual loans:
            Residential mortgage                                       $ 5,709          $ 5,029           $  5,174
            Commercial mortgage                                          1,747            1,827              2,324
            Construction                                                 3,283            2,747                436
            Consumer non-mortgage                                        1,487            1,342                967
                                                                       --------         -------           --------

           Total non-accrual loans                                      12,226           10,945              8,901
           Specific loss allowances                                       (713)            (646)              (553)
                                                                       --------         --------          --------
               Total non-accrual loans, net                             11,513           10,299              8,348
                                                                        -------          -------           --------

         Real estate acquired through foreclosure:
            One to four family
               residential units                                         3,047            2,319              2,023
            Residential land/lots                                        1,747            2,004              2,905
            Shopping/retail centers                                      1,707            1,727                672
            Commercial land                                                192              192                351
                                                                       ---------        --------           --------
           Total real estate acquired
              through foreclosure                                        6,693            6,242              5,951
           Specific and general
            allowances for losses                                         (809)            (889)              (766)
                                                                       ---------         --------          --------
               Total real estate acquired through
                  foreclosure, net                                       5,884            5,353              5,185
                                                                       ---------         ---------         --------

         Total non-performing assets                                   $17,397          $15,652            $13,533
                                                                       =========        ==========         ========


         Non-accrual loans to gross loans                                 1.77%             1.63%            1.41%

         Total non-performing assets to sum of
           gross loans and real estate acquired
           through foreclosure                                            2.50%             2.32%            2.13%

         Total non-performing assets to total assets                      2.23%             2.10%            1.93%

         The net amount of interest income foregone during the first quarters of fiscal years 1997 and 1996 on loans classified as non-performing was $170,000 and $110,000, respectively.

         As of September 30, 1996, the Company had no restructured loans subject to special reporting rules.

         The following table summarizes all non-accrual loans, by loan type, at September 30, 1996:

                           Number
                            of        Principal     Specific       Net
(Dollars in thousands)     Loans       Balance     Allowances   Investment
                           -----      ---------    ----------   ----------
Residential mortgage        70         $ 5,709      $     -      $ 5,709
Commercial mortgage          5           1,747            -        1,747
Construction                 7           3,283            -        3,283
Consumer non-mortgage      111           1,487         (713)         774
                          -----        --------      --------   ---------
                            193        $12,226      $  (713)     $11,513
                          =====         =======       =======    =======


         Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, or at fair value of the loan's collateral for "collateral dependent" loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment. These rules doe not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

         Impaired loans and the applicable valuation allowance at September 30, 1996 were as follows:

(In thousands)                                                      Related
                                                     Loan          Valuation
                                                    Balance        Allowance

Impaired with specific valuation allowance         $   -             $  -
Impaired without specific valuation allowance        5,331              -
                                                   --------           -----

         Total impaired loans                      $ 5,331           $  -
                                                    =======            ====


Collateral dependent loans, which are measured at the fair value of the collateral, constituted 100% of impaired loans at September 30, 1996.

         Consistent with the Company's method for nonaccrual loans, interest receipts for impaired loans are recognized as interest income and applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during the three-month period ended September 30, 1996 were as follows:

                                                              Three Months Ended
(In thousands)                                                September 30, 1996
                                                              ------------------
Average recorded investment in impaired loans                       $ 5,572
Interest income recognized during impairment                             16
Interest income recognized on a cash basis during impairment             16


         The following table summarizes all real estate acquired through foreclosure, by property type, at September 30, 1996:


                                      Number
                                        of           Original                          Net
(Dollars in thousands)                Units           Basis         Allowances      Investment
                                      -----          --------       ----------      ----------
One to four family residential units   29           $3,047           $  (142)          $2,905
Residential land/lots                   5            1,747              (205)           1,542
Shopping/retail centers                 2            1,707               (12)           1,695
Commercial land                         1              192                 -              192
                                       ---           -------           ---------      --------
                                       37            6,693              (359)           6,334
General loss allowance                   -               -              (450)            (450)
                                      ----          ---------          --------        -------
                                        37          $6,693           $  (809)          $5,884
                                       ===          ======             =======         ======

         Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At September 30, 1996, such potential problem loans that are not included in the above tables as nonperforming amounted to $5,217,000. Depending on the changes in the economy and other future events, these loans and others not presently identified could be classified as non-performing assets in the future. There are no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed above, that either (a) represent or result from trends or uncertainties that management reasonable expects will materially impact future operating results, liquidity or capital resources or (b) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

         During the quarter ended September 30, 1995, the Company modified the financing for a strip shopping center located in Marietta, Georgia. Prior to June 30, 1995, Management had been advised by the owners of the shopping center that they were interested in selling the property. The Company had previously acquired the shopping center though foreclosure in March 1990 and subsequently sold the property to new owners in October 1990. The resulting "loan to facilitate" was made at a below-market rate of interest and was the Company's largest individual outstanding loan balance at June 30, 1995. Although the loan was performing in accordance with its terms, the owners had minimal equity in the project, and the loan was classified for regulatory purposes since its inception. Management added to the allowance for commercial mortgage loan losses in the past few years due to its concerns for this specific loan.

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

New Accounting Standards

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans. The new standard allows companies to continue to follow present accounting rules which often result in no compensation expense being recorded or to adopt the SFAS 123 fair-value-based method. The fair-value-based method will generally result in higher compensation expense based on the estimated fair value of stock-based awards on the grant date. Companies electing to continue following present accounting rules will be required to provide pro-forma disclosures of net earnings and earnings per share as if the fair-value-based method had been adopted. The Company intends to continue to follow present accounting rules and to implement the new disclosure requirements in fiscal year 1997 as required. The adoption of SFAS 123, therefore, will not impact the financial condition and results of operations of the Company.

         In June 1996, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. The new standard is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Specific transition provisions apply to servicing contracts in existence before January 1, 1997 and certain financial assets subject to prepayment. SFAS 125 provides accounting and reporting standards based on consistent application of the "financial components" approach that focuses on control. Under the approach, after a transfer of assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. It provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Implementation guidance is provided for assessing isolation of transferred assets and for accounting for transfers of partial interests, servicing of financial assets, securitizations, transfers of sales-type and direct financing lease receivables, securities lending transactions, repurchase agreements, including "dollar rolls," "wash sales," loan syndications and participations, risk recourse, and extinguishments of liabilities. The Company's adoption of SFAS 125 is not expected to have a material adverse effect on the financial condition and results of operations of the Company.

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

                          Part II.  Other Information
             Virginia First Financial Corporation and Subsidiaries

Item 4.     Submissions of Matters to a Vote of Security Holders

         The annual meeting of stockholders of Virginia First Financial Corporation was held on October 23, 1996 at 4:00 p.m. at the Company's main office. The following is a summary of the items adopted by the stockholders at that meeting:

 (a)     Election of the following three directors for a term of three years:

                           Benjamin S. Gill
                           George R. Mercer
                           Charles A. Patton

 (b) Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1997.

Item 6.     Exhibits and Reports on Form 8-K

  (a)             Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Virginia First Financial Corporation
                                  ------------------------------------
                                             (Registrant)




Date: November 13, 1996                   /s/ Charles A. Patton
                                         ------------------------
                                           Charles A. Patton
                                           President and
                                           Chief Executive Officer




Date: November 13, 1996                 /s/ Stephen R. Kinnier
                                       -------------------------
                                           Stephen R. Kinnier
                                           Senior Vice President and
                                           Chief Financial Officer