Form 10-Q
period 1996-12-31
VIRGINIA FIRST FINANCIAL CORP
filed 1997-02-14
CIK 911033

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                      Commission File
December 31, 1996                                       Number: 33-67746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At February 1, 1997, 5,789,123 shares of common stock of the Registrant were outstanding.

                      Virginia First Financial Corporation
                          Quarterly Report on Form 10-Q
                                December 31, 1996


                                      Index

Part I.  Financial Information                                         Page No.


   Item 1  Consolidated Statements of Condition as of
           December 31, 1996, June 30, 1996, and December 31, 1995        3

           Consolidated Statements of Operations for the
           three-month and six-month periods ended
           December 31, 1996 and December 31, 1995                        4

           Consolidated Statements of Cash Flows for the
           three-month and six-month periods ended
           December 31, 1996 and December 31, 1995                        5

           Selected Notes to Consolidated Financial Statements            6


   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7


Part II.  Other Information

   Item 4  Submission of Matters to a Vote of Security Holders           43


   Item 6  Exhibits and Reports on Form 8-K                              43


           Signatures                                                    44

                         PART I.  FINANCIAL INFORMATION
              VIRGINIA FIRST FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             December 31,            June 30,        December 31,
  (IN THOUSANDS, EXCEPT SHARE DATA)                                              1996                  1996              1995
                                                                           ----------------          ---------      ---------------
                                                                              (Unaudited)             (Note)          (Unaudited)

ASSETS

Cash and cash equivalents                                                          $ 19,269         $ 24,575         $ 31,367
Investment securities, net                                                           12,695           12,663           16,584
Mortgage-backed securities and collateralized
     mortgage obligations, net                                                       22,065           15,694            7,095
Loans receivable held for investment, net                                           649,991          615,554          591,309
Loans receivable held for sale                                                       69,705           46,481           44,787
Real estate owned, net                                                                6,376            5,353            4,403
Accrued interest receivable, net                                                      5,439            5,292            5,155
Federal Home Loan Bank stock, at cost                                                 7,453            6,998            5,545
Office properties and equipment, net                                                  9,167            8,780            8,833
Other assets                                                                          6,385            5,477            4,841
                                                                                  ----------       ----------       ----------
          Total assets                                                             $808,545         $746,867         $719,919
                                                                                  ==========       ==========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $579,984         $573,536         $549,800
Notes payable and other borrowings                                                    9,657              639               30
Advances from Federal Home Loan Bank                                                149,052          102,052          110,908
Advance payments by borrowers for taxes and insurance                                 2,105            2,169            1,983
Accrued interest payable                                                                965              716            1,141
Accrued expenses and other liabilities                                                3,313            6,759            3,050
                                                                                  ----------       ----------       ----------
          Total liabilities                                                         745,076          685,871          666,912
                                                                                  ----------       ----------       ----------

Stockholders' equity:
  Preferred stock of $1 par value.  Authorized 10,000,000 shares;
     none issued                                                                    -                -                -
  Common stock of $1 par value.  Authorized 20,000,000 shares;
     issued and outstanding 5,774,855 shares at December 31, 1996
     5,740,503 at June 30, 1996 and 5,615,450 at December 31, 1995                    5,775            5,740            5,615
  Additional paid-in capital                                                          8,671            8,439            8,341
  Retained earnings - substantially restricted                                       49,029           46,943           39,036
  Net unrealized gain (loss) on securities available for sale, net of taxes              (6)            (126)              15
                                                                                  ----------       ----------       ----------
          Total stockholders' equity                                                 63,469           60,996           53,007
                                                                                  ----------       ----------       ----------

          Total liabilities and stockholders' equity                               $808,545         $746,867         $719,919
                                                                                  ==========       ==========       ==========


NOTE: The Consolidated Statements of Condition for June 30, 1996, has been taken from the Audited Financial Statements.

       The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                         PART I.  FINANCIAL INFORMATION
             VIRGINIA FIRST FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three Months Ended                  Six Months Ended
                                                                         December 31,                        December 31,
                                                                ---------------------------         -----------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1996           1995                    1996           1995
                                                               ------------  --------------         --------------- -------------
                                                              (Unaudited)       (Unaudited)         (Unaudited)       (Unaudited)
INTEREST INCOME
Loans receivable                                               $   15,531      $     13,825           $    30,288      $   27,917
Mortgage-backed securities and collateralized
   mortgage obligations                                               382                88                   759             199
Investment securities                                                 334               380                   661             831
Other interest-earning assets                                         237               109                   460             287
                                                               -----------     -------------         -------------     -----------
          Total interest income                                    16,484            14,402                32,168          29,234
                                                               -----------     -------------         -------------     -----------

INTEREST EXPENSE
Deposits                                                            6,870             6,619                13,667          12,923
Borrowings                                                          2,032             1,514                 3,744           3,403
                                                               -----------     -------------         -------------     -----------
          Total interest expense                                    8,902             8,133                17,411          16,326
                                                               -----------     -------------         -------------     -----------
Net interest income                                                 7,582             6,269                14,757          12,908
Provision for loan losses                                             581               449                 1,142             931
                                                               -----------     -------------         -------------     -----------
Net interest income after provision for loan losses                 7,001             5,820                13,615          11,977
                                                               -----------     -------------         -------------     -----------

NONINTEREST INCOME
Gain on sale of loans and securitized loans, net                    1,143               462                 1,891             927
Loan servicing income                                                 377               889                   720           1,715
Gain (loss) on sale of investment securities                                             -                     -               -
Loss on sale and revaluation of mortgage-backed securities
   and collateralized mortgage obligations                                               -                     -               -
Financial service fees                                                683               563                 1,325           1,131
Gain on sale of real estate owned                                      37                11                    97              70
Loss on revaluation of real estate owned                             (202)             (138)                 (214)           (367)
Other                                                                  10                43                   143              96
                                                               -----------     -------------         -------------     -----------
          Total noninterest income                                  2,048             1,830                 3,962           3,572
                                                               -----------     -------------         -------------     -----------

NONINTEREST EXPENSE
Personnel                                                           2,920             2,301                 5,575           4,579
Occupancy, net                                                        431               384                   839             755
Equipment                                                             336               297                   669             596
Advertising                                                           119                79                   200             180
Federal deposit insurance premiums                                    253               285                 3,727             561
Data processing                                                       468               440                   933             848
Amortization of intangibles                                            62                62                   123             124
Other                                                                 970               836                 1,914           1,512
                                                               -----------     -------------         -------------     -----------
          Total noninterest expenses                                5,559             4,684                13,980           9,155
                                                               -----------     -------------         -------------     -----------

Earnings before income tax expense                                  3,490             2,966                 3,597           6,394
Income tax expense                                                  1,313             1,062                 1,223           2,386
                                                               ===========     =============         =============     ===========
          Net earnings                                         $    2,177      $      1,904           $     2,374      $    4,008
                                                               ===========     =============         =============     ===========

Net earnings per share                                         $      0.37     $        .33           $      0.40      $     .69
                                                               ===========     =============         =============     ===========


The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          PART I. FINANCIAL INFORMATION
              VIRGINIA FIRST FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended            Six Months Ended
                                                                                  December 31,                 December 31,
                                                                       ----------------------------- ----------------------------
(IN THOUSANDS)                                                             1996           1995            1996          1995
                                                                       ---------------  -----------   ----------     -----------
                                                                          (Unaudited)   (Unaudited)  (Unaudited)     (Unaudited)
OPERATING ACTIVITIES:
   Net earnings                                                        $     2,177      $   1,904    $    2,374      $      4,008
   Adjustments to reconcile net earnings to net cash
     provided in operating activities:
          Depreciation and amortization                                        315            297           617               555
          Provision for loan losses and losses on
             real estate owned                                                 783            587         1,356             1,298
          Loans and securitized loans held for sale:
                       Originations and purchases                         (125,323)      (103,380)     (234,570)         (209,953)
                       Gains on sales                                       (1,396)          (687)       (2,144)           (1,152)
                       Proceeds from sales                                 103,718        101,425       210,427           196,709
          Gains (losses) on securities                                           8              0             8                 0
          (Increase) decrease in other assets                                 (518)             4        (1,111)              615
          Increase in accrued expenses and other liabilities                (4,107)          (293)       (3,196)              551
                                                                       ------------     ----------   -----------     -------------
              Net cash used in operating activities                        (24,343)          (143)      (26,239)           (7,369)
                                                                       ------------     ----------   -----------     -------------

INVESTING ACTIVITIES:
   Net decrease (increase) in loans receivable held for
     investment                                                            (16,930)       (11,060)      (35,515)          (10,546)
   Mortgage-backed securities:
            Purchases                                                            0              0       (10,245)                0
            Proceeds from sales, net                                         2,283              0         2,283                 0
            Principal collected                                                906          1,341         1,661             2,299
   Investment securities:
            Purchases                                                            0         (6,000)       (2,500)          (11,000)
            Principal collected                                              2,526         10,464         2,552            17,490
  Proceeds from sale of real estate owned                                      442          1,630           914             2,565
  Office properties and equipment
            Purchases                                                         (221)          (211)         (598)             (397)
            Proceeds from sales                                                  1              0             1                 1
                                                                       ------------     ----------   -----------     -------------
              Net cash provided by (used in)
                investing activities                                       (10,993)        (3,836)      (41,447)              412
                                                                       ------------     ----------   -----------     -------------

FINANCING ACTIVITIES:
   Net increase (decrease) in savings, checking and
       money market deposit accounts                                        (1,711)        (1,612)       (7,028)            7,524
   Net increase in certificates of deposit                                   9,303         17,573        13,476            38,609
   Borrowings resulting from:
     Securities sold under agreements to repurchase                              0              0        18,544                 0
     Advances from Federal Home Loan Bank                                   87,000         38,000       217,400            64,500
     Other                                                                   4,155          3,064         8,450             6,410
   Repayments of borrowings attributable to:
     Securities sold under agreements to repurchase                           (493)             0        (9,523)                0
     Advances from Federal Home Loan Bank                                  (64,500)       (34,500)     (170,400)          (88,250)
     Other                                                                  (4,146)        (3,653)       (8,453)           (6,940)
   Net increase in mortgage escrow funds                                      (670)          (879)          (63)             (271)
   Proceeds from issuance of common stock                                      231             93           264               285
   Cash dividends paid                                                        (144)           (97)         (287)             (181)
                                                                       ------------     ----------   -----------     -------------
              Net cash provided by financing activities                     29,025         17,989        62,380            21,686
                                                                       ------------     ----------   -----------     -------------

              Net increase (decrease) in cash and due from banks            (6,311)        14,010        (5,306)           14,729
   Cash and due from banks at beginning of period                           25,580         17,357        24,575            16,638
                                                                       ============     ==========   ===========     =============
   Cash and due from banks at end of period                            $    19,269      $  31,367    $   19,269      $     31,367
                                                                       ============     ==========   ===========     =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash payments of interest                                           $     8,709      $   7,719    $  17,162      $      16,119
                                                                       ============     ==========   ==========     ==============

   Cash payments of income taxes                                       $     2,656      $   1,323    $   5,551      $       1,533
                                                                       ============     ==========   ==========     ==============

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

Note 2: For purposes of computing net earnings per share, the weighted average number of shares outstanding for the quarters ended December 31, 1996 and 1995 were 5,847,075 and 5,790,256, respectively. The number of shares for the three and six month periods ended December 31, 1995 has been adjusted to reflect the two-for- one split of the Company's common stock, which occurred November 17, 1995. During the quarters ended December 31, 1996 and 1995, the Company paid cash dividends of 2.5 cents per share and 3.0 cents per share, respectively.

Note 3:  Regulatory Capital of Virginia First Savings Bank:
                                                                  Excess
                                                                   Over
                              Actual           Required         Requirement
                         Amount   Percent   Amount   Percent  Amount  Percent
(In thousands)
December 31, 1996

Tangible capital        $60,388     7.49%   $12,983   1.50%   $48,305    5.99%

Core capital             60,572     7.51     32,229   4.00     28,343    3.51

Risk-based capital       67,815    11.70     46,533   8.00     21,462    3.70

December 31, 1995

Tangible capital        $48,332     6.93%   $10,463   1.50%   $37,869    5.43%

Core capital             48,669     6.97     27,915   4.00     20,754    2.97

Risk-based capital       53,848    10.92     39,463   8.00     14,385    2.92


See Page 37 for a reconciliation of GAAP capital to regulatory capital as of December 31, 1996.

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

         The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has three active subsidiaries; one is engaged in real estate development and another is a title insurance agency. The third, American Finance and Investment, Inc., is a mortgage banking company, the assets of which were acquired December 19, 1996. (See discussion on page 24)

         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations during the three-month and six-month periods ended December 31, 1996 and 1995, and its consolidated financial position at December 31, 1996, June 30, 1996 and December 31, 1995. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's Annual Report for the fiscal year ended June 30, 1996.


Results of Operations

         Results of operations for the three-month and six-month periods ended December 31, 1996 (the fiscal year ending June 30, 1997, or "fiscal year 1997") and December 31, 1995 (the fiscal year ended June 30, 1996, or "fiscal year 1996") reflect the Company's focus on expanding its community banking and mortgage banking operations.

         The Company's results of operations for the first six months of fiscal year 1997 reflect several differences from the same period in fiscal year 1996. First, net earnings for the first quarter of fiscal year 1997 reflect a one-time pre-tax charge of $3,149,000 to pay for a special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC's authority to assess this special assessment is contained in the omnibus appropriations bill passed by the Congress and signed into law by President Clinton on September 30, 1996.

         Second, the Company's income from servicing loans declined by 58.0% during the first half of fiscal year 1997 compared to the same period in fiscal year 1996. This decline is due to the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others in a transaction effective as of April 1, 1996. The Company's decision to exit the mortgage loan servicing business was driven by the increasing "critical mass" necessary to generate acceptable returns on loan servicing activities. The after-tax proceeds of the sale of $4,148,000 have been deployed in other areas, including the $1,954,000 after-tax funding of the FDIC special assessment, and are providing additional capital to enhance the Company's core business activities.

         Third, as a result of rising market interest rates, originations of residential mortgage loans declined dramatically in the first half of fiscal year 1996 compared to fiscal year 1995, which resulted in a significant decrease in gains on sales of mortgage loans in the first six-months of fiscal year 1996. This situation turned around in fiscal year 1997, as market interest rates had moderated and the Company realized higher loan originations, sales and gains than in the first six- months of fiscal year 1996. The addition of four mortgage loan origination offices in August 1996 also contributed to the increase in loan originations.

         Net interest income increased by 14.3% in the first half of fiscal year 1997, compared to the first half of fiscal year 1996 after posting a 0.9% decrease by in the first six-months of fiscal year 1996, compared to the same period in fiscal year 1995. Increases in capital in recent years have permitted the Company to increase both its assets and liabilities. Most of the net increases in interest income in the first six months of fiscal year 1997 were attributable to increases in the size of the balance sheet. When compared to the first quarter of fiscal year 1995, the rates paid on interest-bearing liabilities in the first half of fiscal year 1996 increased at faster rates than yields earned on interest-earning assets. While the Company's balance sheet was larger in the first half of fiscal year 1997, market rates on both interest-earning assets and interest-bearing liabilities moderated and declined slightly, when compared to the same period in fiscal year 1996, and the Company continued to experience a migration by depositors from lower-yielding checking and savings deposits to higher-yielding certificates of deposit.

         Net Earnings. The Company's net earnings for the second quarter of fiscal year 1997 were $2,177,000, an increase of 14.3% over the $1,904,000 for the second quarter of fiscal year 1996. On a per share basis, earnings for the second quarter of fiscal year 1997 were $.37, an increase of 12.1% over the $.33 for the second quarter of fiscal year 1996.

         The Company's net earnings for the first half of fiscal year 1997 were $2,374,000, a decrease of 40.8% versus the $4,008,000 for the first half of fiscal year 1996. On a per share basis, earnings for the first half of fiscal year 1997 were $.40, a decrease of 42.0% versus the $.69 for the first half of fiscal year 1996.

         The per share earnings figures for the three- and six-month periods ended December 31, 1995 have been adjusted to reflect the two-for-one split of the Company's common stock, which occurred on November 17, 1995.

         As described earlier, the Company's net earnings for the first half of fiscal year 1997 reflect a one-time, after-tax charge of $1,954,000, or $.34 per share, to recapitalize the SAIF fund administered by the FDIC. Without the FDIC charge, the Company's net earnings for the first half of fiscal year 1997 would have been $4,348,000, or $.74 per share, an increase of 7.2%, or $.05 per share, from the same six-month period in fiscal year 1996.

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

         The following table shows changes in earnings per share:

                                         Fiscal Year      Fiscal Year
                                              1997          1996
                                         Versus 1996      Versus 1995

Net earnings per share for the
    first six months of fiscal years
    1996 and 1995, respectively           $   .69         $   .60

Increase (decrease) attributable to:
  Net interest income                         .32            (.02)
  FDIC SAIF Assessment                       (.54)             --
  Provision for loan losses                  (.04)           (.06)
  Noninterest income                          .07             .11
  Noninterest expense                        (.28)            .08
  Income taxes                                .20            (.01)
  Average shares outstanding                 (.02)           (.01)
                                           ------          ------
    Net increase (decrease)                  (.29)            .09
                                           ------          ------
Net earnings per share for the
    first six months of fiscal years
    1997 and 1996, respectively           $   .40         $   .69
                                           ======          ======


         Net Interest Income. Net interest income before the provision for loan losses for the second quarter of fiscal year 1997 was $7,582,000, an increase of $1,313,000, or 20.9%, compared to the second quarter of fiscal year 1996. For the second quarter of fiscal year 1996, net interest income before the provision for loan losses was $6,269,000, a decrease of $406,000, or 6.1%, compared to the second quarter of fiscal year 1995.

         Net interest income before the provision for loan losses for the first half of fiscal year 1997 was $14,757,000, an increase of $1,849,000, or 14.3%, compared to the first half of fiscal year 1996. For the first half of fiscal year 1996, net interest income before the provision for loan losses was $12,908,000, a decrease of $111,000, or 0.9%, compared to the first half of fiscal year 1995.

         The Company's net earnings are highly dependent on the difference, or "spread", between the income it receives from its loan and investment portfolios and its cost of funds, consisting principally of the interest paid on checking and savings accounts and borrowings.

         The average yield received on the Company's loan portfolio may not change at the same pace as the interest rates it must pay on its deposits and borrowings. As a result, in times of rising interest rates, decreases in the difference between the yield received on loans and other investments and the rate paid on deposits and borrowings usually occur. However, interest received on short-term investments and adjustable rate mortgage loans and construction loans also increases as a result of upward trends in short-term interest rates, which enables the Company to partially compensate for increased deposit and borrowing costs.

         The following tables reflect the average yields earned and rates paid by the Company during the three-month and six-month periods ended December 31, 1996 and 1995. In computing the average yields and rates, the accretion of loan fees are considered an adjustment to yield.

(In thousands)
Three-Month Periods
Ended December 31


                                                                         1996                               1995
                                                     -------------------------------------  ------------------------------------
                                                                    Interest                              Interest
                                                     Average        Income/      Yield/      Average       Income/     Yield/
                                                     Balance        Expense        Rate      Balance       Expense      Rate

Interest-earning assets;
    Loans receivable (1)(2)                           $ 698,313    $  15,531       8.82%   $621,383      $13,825         8.83%
    Mortgage-backed securities and
      collateralized mortgage obligations                23,798          382       6.37       7,737           88         4.51
    Investments                                          21,376          334       6.20      25,683          380         5.87
    Other interest-earning assets                        18,151          237       5.18       8,531          109         5.07
                                                      ---------     --------     ------    --------      -------        ------
        Total interest-earning assets                   761,638       16,484       8.59     663,334       14,402         8.61
                                                      ---------     --------     ------    --------      -------        ------

Noninterest-earning assets:
    Cash and cash equivalents                             8,065                               8,487
    Office properties and equipment, net                  8,923                               8,886
    Other assets                                         18,271                              10,006
    Allowance for loan losses                            (8,256)                             (5,858)
                                                      ---------                           ---------
         Total assets                                 $ 788,641                            $684,855
                                                      =========                           =========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                               $ 101,345          949       3.72    $ 85,973          861         3.97
    Savings deposits                                     67,151          575       3.40      67,328          583         3.44
    Certificates                                        374,718        5,346       5.66     343,350        5,175         5.98
    Federal Home Loan Bank advances                     138,845        1,900       5.43      96,902        1,509         6.18
    Other borrowings                                      9,799          132       5.43         304            5         6.53
                                                      ---------     --------     ------    --------      -------        ------
         Total interest-bearing liabilities             691,858        8,902       5.10     593,857        8,133         5.43
                                                      ---------     --------     ------    --------      -------        ------

Noninterest-bearing liabilities:
    Deposits                                             23,126                              29,909
    Other                                                10,508                               8,030
                                                      ---------                           ---------

         Total liabilities                              725,492                             631,796
Stockholders' equity                                     63,149                              53,059

         Total liabilities and
             stockholders' equity                     $ 788,641                           $ 684,855
                                                      =========                           =========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities                   $  69,780                           $  69,477
                                                      =========                           =========
Net interest income                                                $   7,582                           $   6,269
                                                                   =========                           =========

Interest rate spread (3)                                                           3.49%                           3.18%
                                                                                   =====                           =====
Net yield on average interest-earning assets (4)                                   3.95%                           3.75%
                                                                                   =====                           =====


------------------
Notes on Page 13.

(In thousands)
Six-Month Periods
Ended December 31


                                                                         1996                               1995
                                                     -------------------------------------  ------------------------------------
                                                                    Interest                              Interest
                                                     Average        Income/      Yield/      Average       Income/     Yield/
                                                     Balance        Expense        Rate      Balance       Expense      Rate

Interest-earning assets;
    Loans receivable (1)(2)                         684,694        $  30,288     8.78%       $618,245      $27,917     8.96%
    Mortgage-backed securities and
      collateralized mortgage obligations            23,465              759     6.42           8,328          199     4.74
    Investments                                      20,992              661     6.25          27,410          831     6.01
    Other interest-earning assets                    17,292              460     5.28          11,057          287     5.15
                                                  ---------         --------    ------       --------      -------   ------
        Total interest-earning assets               746,443           32,168     8.55         665,040       29,234     8.72
                                                  ---------         --------    ------       --------      -------   ------
Noninterest-earning assets:
    Cash and cash equivalents                         7,953                                     8,913
    Office properties and equipment, net              8,852                                     8,873
    Other assets                                     17,231                                     9,429
    Allowance for loan losses                        (7,973)                                   (6,004)
                                                  ---------                                 ---------
         Total assets                             $ 772,506                                 $ 686,251

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                           $  99,806            1,871     3.72        $ 83,995        1,675     3.96
    Savings deposits                                 68,133            1,167     3.40          68,659        1,188     3.43
    Certificates                                    371,163           10,630     5.68         334,410       10,060     5.97
    Federal Home Loan Bank advances                 126,376            3,500     5.49         108,554        3,392     6.20
    Other borrowings                                  8,923              243     5.40             347           11     6.29
                                                  ---------         --------    ------       --------      -------   ------
         Total interest-bearing liabilities         674,401           17,411     5.12         595,965       16,326     5.43
                                                  ---------         --------    ------       --------      -------   ------

Noninterest-bearing liabilities:
    Deposits                                         23,888                                    29,466
    Other                                            11,328                                     8,835
                                                  ---------                                 ---------
         Total liabilities                          709,617                                   634,266
Stockholders' equity                                 62,889                                    51,985
                                                  ---------                                 ---------
         Total liabilities and
             stockholders' equity                 $ 772,506                                 $ 686,251
                                                  =========                                 =========
Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities               $  72,042                                 $  69,075
                                                  =========                                 =========

Net interest income                                                   $  14,757                          $  12,908
                                                                      =========                          =========
Interest rate spread (3)                                                         3.43%                                 3.29%
                                                                                 =====                                 =====
Net yield on average interest-earning assets (4)                                 3.92%                                 3.85%
                                                                                 =====                                 =====

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

         The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $2,934,000 in the first half of fiscal year 1997 and increased by $3,683,000 in the first half of fiscal year 1996, as compared to the same periods in the previous fiscal years. Total interest expense increased by $1,085,000 in the first half of fiscal year 1997 and increased by $3,794,000 in the first half of fiscal year 1996, as compared to the same periods in the previous fiscal years. The fiscal year 1996 and 1995 increases in both interest income and interest expense are due primarily to increases in average interest-earning assets and interest-bearing liabilities.

         The following tables show the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three-month and six-month periods ended December 31, 1996 and 1995. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $1,850,000 increase in net interest income in the first half of fiscal year 1997 was the net result of a growing balance sheet partially offset by rising deposit rates, while the $111,000 decline in net interest income in the first half of fiscal year 1996 was the net result of a growing balance sheet adversely affected by rising deposit rates.

(In thousands)
Three-Month Periods
Ended December 31


                                             Fiscal Year 1997 Versus 1996       Fiscal Year 1996 Versus 1995
                                              Increase (Decrease) Due to         Increase (Decrease) Due to
                                             Volume        Rate     Total        Volume       Rate     Total

Loans receivable                           $ 1,722       $ (16)   $ 1,706       $ 1,416     $(109)   $ 1,307
Mortgage-backed securities and
  collateralized mortgage obligations          245          49        294           (46)      (61)      (107)
Investments                                    (69)         23        (46)          (71)       (2)       (73)
Other interest-earning assets                  126           2        128            17         7         24
                                           -------      ------    -------       -------     ------   -------
   Total interest-earning assets             2,204          58      2,082         1,316      (165)     1,151
                                           -------      ------    -------       -------     ------   -------
Checking and money market
   deposit accounts                            134         (47)        87            (9)      113        104
Savings deposits                                (1)         (7)        (8)         (241)       (4)      (245)
Certificates                                   415        (243)       172         1,285       542      1,827
Federal Home Loan Bank advances                543        (152)       391           (26)       59         33
Other borrowings                               129          (1)       128          (193)       31       (162)
                                           -------      ------    -------       -------     ------   -------
   Total interest-bearing liabilities        1,220        (450)       770           816       741      1,557
                                           -------      ------    -------       -------     ------   -------

Net interest income                        $   804       $ 508    $ 1,312       $   500     $(906)   $  (406)
                                           =======      ======    =======       =======     ======   =======

(In thousands)
Six-Month Periods
Ended December 31

                                              Fiscal Year 1997 Versus 1996      Fiscal Year 1996 Versus 1995
                                               Increase (Decrease) Due to       Increase (Decrease) Due to
                                             Volume     Rate      Total          Volume       Rate     Total
Loans receivable                           $ 2,916    $(545)      $ 2,371       $ 3,319    $   418   $ 3,737
Mortgage-backed securities and
  collateralized mortgage obligations          469       91           560           (75)       (72)     (147)
Investments                                   (205)      35          (170)          (58)        24       (34)
Other interest-earning assets                  166        7           173           100         27       127
                                           -------   ------       -------       -------     ------   -------
   Total interest-earning assets             3,346     (412)        2,934         3,286        397     3,683
                                           -------   ------       -------       -------     ------   -------

Checking and money market
   deposit accounts                            289      (93)          196           (80)       260       180
Savings deposits                               (10)     (11)          (21)         (529)        (9)     (538)
Certificates                                 1,021     (451)          570         2,645      1,159     3,804
Federal Home Loan Bank advances                357     (250)          107           356        258       614
Other borrowings                               233       (1)          232          (290)        24      (266)
                                           -------   ------       -------       -------     ------   -------
   Total interest-bearing liabilities        1,890     (806)        1,084         2,102      1,692     3,794
                                           -------   ------       -------       -------     ------   -------

Net interest income                        $ 1,456    $ 394       $ 1,850       $ 1,184    $(1,295)  $  (111)
                                           =======   ======       =======       =======    =======   =======

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

         The following tables summarize the contractual repayment terms of the total loans receivable of the Company as of December 31, 1996, as well as the amount of fixed rate and variable rate loans due after December 31, 1997. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans. The tables do include $52,432,000 of fixed rate loans receivable held for sale and $17,333,000 adjustable rate loans held for sale as of December 31, 1996.


                                             Balance            Principal Repayment Contractually Due in
                                           Outstanding             12-Month Period Ending December 31,
                                           December 31,                                 2000-      2002-    2007 and
(In thousands)                                1996         1997      1998      1999      2001       2006   Thereafter
Residential and commercial real estate (1)   $535,257   $ 34,658   $22,942   $24,337   $39,977   $ 88,273   $325,069
Construction                                  126,030     97,974    21,686     6,028       342       --         --
Consumer and other loans                       58,409     16,267    12,552     9,774    11,160      4,325      4,332
                                             --------   --------   -------   -------   -------   --------   --------
                                             $719,696   $148,899   $57,180   $40,139   $51,479   $ 92,598   $329,401
                                             ========   ========   =======   =======   =======   ========   ========


(1)  Includes loans held for sale.


                                                     Fixed             Variable
(In thousands)                                        Rate               Rate            Total
Residential and commercial real estate (2)          $161,399          $339,200         $500,599
Construction                                             329            27,727           28,056
Consumer and other loans                              39,507             2,635           42,142
                                                    --------          --------         --------
     Total due after December 31, 1997              $201,235          $369,562         $570,797
                                                    ========          ========         ========

(2)  Includes loans held for sale.


         Contractual principal repayments of loans do not necessarily reflect the actual term of the Company's loan portfolio. The average lives of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses, which gives the Company the right to declare a loan immediately due and payable in the event, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. In addition, certain borrowers increase their equity in the security property by making payments in excess of those required under the terms of the mortgage.

         Asset and liability management strategies impact the one year maturity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one year gap was a positive 6.53% of total assets at December 31, 1996, as follows:



                                                          1 Year      1 - 3       3 - 5      Over 5
(In thousands)                                Total      or Less      Years       Years      Years
Interest-earning assets:
   Loans receivable (1)                     $ 728,303    $467,406   $ 129,477    $29,084   $102,336
   Mortgage-backed securities and
    collateralized mortgage obligations        22,065       4,535       3,379      4,369      9,782
   Investments                                 20,148       7,714         859      4,557      7,018
   Other interest-earning assets                4,649       4,649        --         --         --
                                            ---------    --------   ---------    -------   --------
       Total interest-earning assets        $ 775,165    $484,304   $ 133,715    $38,010   $119,136
                                                         ========   =========    =======   ========
Noninterest-earning assets                     41,987
Allowance for loan losses                      (8,607)

       Total assets                         $ 808,545
                                            =========
Interest-bearing liabilities:
   Checking and money-market
     Deposit accounts (2)                      96,742      34,692        --         --       62,050
   Savings deposits (3)                     $  66,519    $ 16,630   $   9,313    $ 7,982   $ 32,594
   Certificates                               381,063     263,553      73,313     42,554      1,643
   FHLB advances                              149,052     107,000      31,500      7,500      3,052
   Other borrowings                             9,657       9,657        --         --         --
                                            ---------    --------   ---------    -------   --------
       Total interest-bearing liabilities   $ 703,333    $431,352   $ 114,126    $58,036   $ 99,339
                                                         ========   =========    =======   ========
Noninterest-bearing liabilities                42,043
                                            ---------
       Total liabilities                      745,076
Stockholders' equity                           63,469
                                            ---------

       Total liabilities and
         stockholders' equity               $ 808,545
                                            =========

Maturity/repricing gap                                   $  52,773    $ 19,589   $ (20,026)   $19,797

Cumulative gap                                           $  52,733    $ 72,362   $  52,336    $72,132

As percent of total assets                                  6.53 %      8.95 %      6.47 %     8.92 %


(1) Loans receivable shown gross of allowance for loan losses, net of premiums/discounts.

(2) The Company has found that interest checking accounts are generally not sensitive to changes in interest rates and therefore has placed such deposits in the "over 5 years" category.

(3) In accordance with standard industry practice, decay factors have been applied to savings deposits.

         The preceding table does not reflect the degree to which adjustment of rate sensitive assets may be restricted by contractual or other limitations (such as loan rate ceilings) to applicable asset repricing mechanisms. Included in rate sensitive assets maturing or repricing in one year or less are $167.0 million of adjustable rate mortgage loans with rates tied to U.S. Treasury securities with a constant maturity of one year and a 2.00% annual interest rate increase or decrease cap. The movement of interest rates on these loans may not precisely correspond with the upward or downward movement in loan market rates or deposit and borrowing rates.

         The Company's portfolio of loans held for investment totaled $649,991,000 at December 31, 1996, representing 80.4% of total assets. The following table sets forth information at the dates indicated concerning the composition of the Company's loan portfolio, by type:



                                     December 31, 1996      June 30, 1996       December 31, 1995
                                                 Percent             Percent               Percent
                                                   of                  of                    of
                                                 Gross               Gross                 Gross
(In thousands)                         Amount    Loans     Amount    Loans       Amount    Loans
First mortgage loans:
   Residential - fixed rate           $ 70,126   10.6%   $ 77,266     12.3%    $ 75,975    12.7%
   Residential - adjustable rate       287,057   43.5     270,374     43.2      261,289    43.6
                                      -------    ----    --------     ----     --------    ----
        Total residential              357,183   54.1     347,640     55.5      337,264    56.3
                                      -------    ----    --------     ----     --------    ----

   Commercial - fixed rate              16,168    2.4      16,633      2.7       17,112     2.8
   Commercial - adjustable rate         29,178    4.4      32,089      5.1       38,421     6.4
                                      -------    ----    --------     ----     --------    ----
        Total commercial                45,346    6.8      48,722      7.8       55,533     9.2
                                      -------    ----    --------     ----     --------    ----

   Construction - fixed rate            16,655    2.5      20,185      3.2       11,240     1.9
   Construction - adjustable rate      113,178   17.1     101,190     16.2      101,234    16.8
                                      -------    ----    --------     ----     --------    ----
        Total construction (1)         129,833   19.6     121,375     19.4      112,474    18.7
                                      -------    ----    --------     ----     --------    ----

Total first mortgage loans             532,362   80.5     517,737     82.7      505,271    84.2
                                      -------    ----    --------     ----     --------    ----

Second mortgage loans (2):
   Fixed rate                           20,572    3.1      18,201      2.9       16,146     2.7
   Adjustable rate                      30,512    4.6      29,233      4.7       28,372     4.7
                                      -------    ----    --------     ----     --------    ----
        Total second mortgage loans     51,084    7.7      47,434      7.6       44,518     7.4
                                      -------    ----    --------     ----     --------    ----

Loans on savings accounts                2,017     .3       1,691      0.3        1,440     0.2
                                      -------    ----    --------     ----     --------    ----

Installment loans:
   Fixed rate                           72,531   11.0      55,910      8.9       45,907     7.6
   Adjustable rate                       3,000     .5       3,275      0.5        3,467     0.6
                                      -------    ----    --------     ----     --------    ----
        Total installment loans         75,531   11.5      59,185      9.4       49,374     8.2
                                      -------    ----    --------     ----     --------    ----

Gross Loans                            660,994  100.0%    626,047    100.0%     600,603   100.0%
                                                ======               ======               ======
Less:
   Unearned discount                        99                301                   778
   Deferred income                       2,297              2,665                 2,399
   Allowance for loan losses             8,607              7,527                 6,117
                                      --------           --------            ----------
                                        11,003             10,493                 9,294
                                      --------           --------            ----------

Total net loans held for investment   $649,991           $615,554            $  591,309
                                      ========           ========            ==========


(1)  Construction loans are shown net of undisbursed loan funds.
(2)  Includes home equity lines of credit.

         Provision for Loan Losses. The Company provided $581,000 during the second quarter of fiscal year 1997 as additions to the allowance for loan losses, compared to $449,000 in the second quarter of fiscal year 1996. The
Company provided $1,142,000 during the first half of fiscal year 1997 as additions to the allowance for loan losses, compared to $931,000 in the first half of fiscal year 1996. In establishing the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, loan loss experience, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. The Company considers the size and risk exposure of each segment of the loan portfolio. For secured loans, management considers estimates of the fair value of the collateral, considering the current and currently anticipated future operating or sales conditions. Such estimates are particularly susceptible to changes that could result in a material adjustment to future results of operations. Factors such as independent appraisals, current economic conditions and the financial condition of borrowers are continuously evaluated to determine whether the Company's investment in such assets does not exceed their estimated values. The Company's policy is to establish both general and specific allowances for loan losses.

         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the first six months of fiscal years 1996 and 1995:

(In thousands)
Six-Month Periods
Ended December 31
                                                       1996          1995

Balance at beginning of period                      $  7,527     $   6,373
Provision charged to expense                           1,142           931

Loans charged off:
  Residential real estate                                 -              3
  Commercial real estate                                  -          1,056
  Construction                                            -             -
  Consumer and other loans                                95           162
      Total charge-offs                                   95         1,221

Recoveries of loans previously charged off:
  Residential real estate                                  -             -
  Commercial real estate                                   -             -
  Construction                                             -             -
  Consumer and other loans                                33            34
      Total recoveries                                    33            34

      Net charge-offs                                     62         1,187

Balance at end of period                            $  8,607      $  6,117

Average loans held for investment (1)               $640,361      $589,664
Loans held for investment at period end (1)          658,598       597,426
Ratio of provision for loan losses to
    average loans held for investment                   0.18%         0.16%
Ratio of net charge-offs to average
    loans held for investment                           0.01%         0.20%
Ratio of allowance for loan losses to loans
    held for investment at period end                   1.31%         1.02%
-------------------------------
(1) Loans receivable shown gross of allowance for loan losses, net of premium/discount.

         While the Company's management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to the various portfolios to provide an indication of the relative risk characteristics of the total loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that chargeoffs for the balance of fiscal year 1997 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at December 31, 1996, June 30, 1996 and December 31, 1995 and the ratio of the related outstanding loan balances to total loans held for investment are as follows:


         (In thousands)     December 31, 1996         June 30, 1996      December 31, 1995
                                    Ratio of                Ratio of               Ratio of
                                    Loans to                Loans to               Loans to
                                    Total Loans             Total Loans            Total Loans
                                    Held for                Held for               Held for
                         Allowance  Investment   Allowance  Investment  Allowance  Investment
Residential real estate    $1,545      18.0%       $1,425      63.1%      $1,205     63.7%
Commercial real estate      2,792      32.4         2,552       7.8        2,052      9.2
Construction                2,800      32.5         2,200      19.4        1,600     18.7
Consumer and other loans    1,470      17.1         1,350       9.7        1,260      8.4
                           ------     -----        ------     -----       ------    -----
                           $8,607     100.0%       $7,527     100.0%      $6,117    100.0%
                           ======     =====        ======     =====       ======    =====

         Business Lines. The Company tracks the performance of its business lines using an internal value-based accounting system. Unlike generally accepted accounting principles, no authoritative body of guidance exists for internal financial accounting and reporting. The Company's internal accounting process is based on practices which support its management structure and is not necessarily comparable with similar information for other institutions. Results for the first six months of fiscal years 1997 and 1996 are presented in a consistent manner. However, methodologies may change from time to time as accounting systems are enhanced or business products change.

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



(In thousands)                     Retail Banking             Mortgage Banking                 Total
Six-Month Periods                            Increase                     Increase                       Increase
Ended December 31            1996     1995  (Decrease)    1996    1995   (Decrease)    1996       1995  (Decrease)
Net interest income         $7,902   $6,652   $ 1,249    $6,857   $6,256   $   601    $14,759   $12,908   $ 1,850
Provision for loan losses      183      179         4       960      752       208      1,143       931       212
Noninterest income           1,250    1,076       174     2,712    2,496       216      3,962     3,572       390
Noninterest expenses         8,777    5,183     3,594     5,204    3,972     1,232     13,979     9,155     4,824
Income taxes                    74      914      (840)    1,150    1,472      (322)     1,224     2,386    (1,162)
                            ------   ------   -------    ------   ------   -------    -------   -------   -------
  Net earnings              $  118   $1,452   $(1,334)   $2,255   $2,556   $  (301)   $ 2,374   $ 4,008   $(1,634)
                            ======   ======   =======    ======   ======   =======    =======   =======   =======

         Retail banking produced a net earnings of $118,000 in the first six months of fiscal year 1997, compared to $1,452,000 of net earnings in the first six months of fiscal year 1996. If the FDIC special assessment is excluded, retail banking yielded net earnings of $2,072,000, an increase of 42.7% over the first half of fiscal year 1996. Net interest income from retail banking increased by $1,250,000, or 18.8%, as loans and deposits grew and yields earned on interest-earning assets and rates paid on deposits declined slightly. Customers continued to show a preference for placing their deposits into higher-rate certificates of deposit instead of lower-rate savings, checking and money-market accounts.

         Net earnings from mortgage banking decreased by 11.8% to $2,255,000 in the six months of fiscal year 1997, when compared to net earnings of $2,556,000 in the first six months of fiscal year 1996. Noninterest expenses increased $1,232,000 or 31% with the opening of four new branches during the second quarter and the acquisition of AFI. Higher loan production volume, lower mortgage loan interest rates, and the majority of mortgage loan sales on a servicing released basis resulted higher loan sale gains and an 8.7% increase in the mortgage banking's noninterest income.

         Retail Banking Operations. The Company's retail banking activities consist of attracting checking and savings deposits from the general public through its retail banking offices and lending funds to retail banking customers by means of home equity and installment loans.

         As of December 31, 1996, the Company operated twenty-three full service retail facilities throughout Virginia. The Company opened a twenty fourth full-service retail banking branch on January 27, 1997.

         The Company opened a branch on September 11, 1995. The branch is located at the intersection of Old Bridge Road and Hedges Run Drive, at the "Lake Ridge Commons Shopping Center" in Woodbridge, Virginia. The Woodbridge branch was the Company's first retail banking presence in the Northern Virginia market. The Company's Mortgage Banking Division is also headquartered in Woodbridge.

         The Company originated $5,045,000 of residential equity lines of credit and fixed-rate second mortgages during the second quarter of fiscal year 1997, compared to $4,606,000 in the second quarter of fiscal year 1996. The Company originated $10,452,000 of residential equity lines of credit and fixed-rate second mortgages during the first half of fiscal year 1997, compared to $13,120,000 in the first half of fiscal year 1996.

         The Company originated $12,368,000 of consumer and installment loans during the second quarter of fiscal year 1997, compared to $5,226,000 in the second quarter of fiscal year 1996. The Company originated $29,635,000 of consumer and installment loans during the first half of fiscal year 1997, compared to $10,857,000 in the first half of fiscal year 1996.

         The Company has placed emphasis on making these forms of credit available to its retail customers. The Company's success in promoting these loan products is attributed to enhanced training of retail branch personnel, the centralization of credit decision-making, and marketing campaigns that target these products.

         In addition to originating consumer-type loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. The Company purchased $3,623,000 of such loans during the second quarter, and $11,622,000 during the first six months of fiscal 1997; no such loans were purchased in the comparable periods in fiscal year 1996.

         The following table summarizes retail banking loan originations and purchases by type of loan for the three-month and six-month periods ended December 31, 1996 and 1995:

(In thousands)
Three-Month Periods
Ended December 31                                 1996               1995
                                                      % of                % of
                                            Amount    Total     Amount    Total

Residential equity lines of credit (1)     $ 3,091    17.8%    $ 2,567     26.1%
Fixed-rate second mortgage loans             1,954    11.2       2,039     20.7
Consumer loans                              12,368    71.0       5,226     53.2
                                           -------   -----     -------    -----
Total originations and purchases           $17,413   100.0%    $ 9,832    100.0%
                                           =======   =====     =======    ======
Six-Month Periods
Ended December 31                                 1996               1995
                                                      % of                % of
                                            Amount    Total     Amount    Total

Residential equity lines of credit (1)     $ 5,743    14.3%    $ 6,003     25.0%
Fixed-rate second mortgage loans             4,709    11.7       7,117     29.7
Consumer loans                              29,635    74.0      10,857     45.3
                                           -------   -----     -------    -----
Total originations and purchases           $40,087   100.0%    $23,977    100.0%
                                           =======   =====     =======    ======


 (1)  Reflects loan balances prior to deduction of undisbursed loan amounts.


         Management believes that it is important for the Company to diversify beyond the traditional offerings of home equity loans and consumer installment loans. The Company has begun to offer banking services to small businesses, including loans and checking accounts. In addition, the Savings Bank has formed a new subsidiary, Freedom Financial Services, Inc., which will offer more financing alternatives to customers at competitive rates.

         Mortgage Banking Operations. The principal sources of revenue from the Company's mortgage banking operations are loan origination fees, loan servicing fees, revenues from sales of loans, and revenues from any sales of rights to service loans.

         During the second half of fiscal year 1996, the Company consolidated three of its loan production centers into other offices. In August 1996, the Company opened mortgage loan centers in the Maryland communities of Columbia, Frederick, Timonium and Bel Air. At December 31, 1996, the Company operated twelve mortgage loan production centers in Virginia and Maryland.

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

         On December 19, 1996, the Company purchased a majority of the assets of American Finance and Investments, Inc. ("AFI"), a provider of residential mortgage loans through the Internet. AFI generates mortgage loans on an automated basis through a computer network presently available to potential customers in forty-four states. Headquartered in Fairfax, Virginia, AFI is in the evolving market for electronic commerce. During the past fifteen months AFI has expanded rapidly by means of software designed to facilitate "on line " mortgage loan originations. The acquisition of AFI provides the Company with a means of expansion of electronic commerce to the retail banking customer base. The Company's introduction to the Internet as a medium of product delivery might logically expand to other bank-related products and services.

         See the discussion under "Mortgage Loan Servicing" regarding the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others, in a transaction effective as of April 1, 1996.

         Origination and Purchase of Mortgage Loans. The Company originated $139,168,000 of fixed rate conventional, Federal Housing Administration ("FHA"), and Veterans Administration ("VA") residential loans during the second quarter of fiscal year 1997, compared to $112,385,000 in the second quarter of fiscal year 1996 and $45,575,000 in the second quarter of fiscal year 1995. The Company originated $262,612,000 of such loans during the first half of fiscal year 1997, compared to $225,514,000 in the first half of fiscal year 1996 and $130,757,000 in the first half of fiscal year 1995. The 72.5% increase in the first half of fiscal year 1996 compared to the same period in fiscal year 1995 was due to a moderation in market interest rates and an increase in new housing starts, primarily in the Northern Virginia and Maryland markets. The 16.4% increase in the first half of 1997 compared to the same period in 1996 is due to continuing moderate market interest rates as well as the addition of four new loan origination centers in August 1996 and the acquisition of American Finance and Investment, Inc. in December, 1996.

         The Company originated $18,264,000 of adjustable rate residential mortgage loans during the second quarter of fiscal year 1997, compared to $20,382,000 in the second quarter of fiscal year 1996 and $25,103,000 in the second quarter of fiscal year 1995. The Company originated $42,212,000 of such loans during the first half of fiscal year 1997, compared to $41,526,000 in the first half of fiscal year 1996 and $54,418,000 in the first half of fiscal year 1995. Originations in the first half of fiscal year 1996 were 23.7% less than in the same period in fiscal year 1995, as moderating interest rates shifted consumer interest back to the fixed rate products. This trend continued in 1997 as adjustable rate mortgage loan originations shrank to 12.4% of total originations in the first half of fiscal year 1997, compared to 14.2% in the first half of fiscal year 1996.

         In addition to originating residential mortgage loans, the Company also purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, no ARM loans were purchased during the first or second quarters of fiscal years 1997 and 1996.

         The Company originated $25,067,000 of construction loans during the second quarter of fiscal year 1997, compared to $9,555,000 in the second quarter of fiscal year 1996 and $18,414,000 in the second quarter of fiscal year 1995. The Company originated $35,504,000 of construction loans during the first half of fiscal year 1997, compared to $22,521,000 in the first half of fiscal year 1996 and $38,515,000 in the first half of fiscal year 1995. Construction loans were 10.4% of total permanent mortgage loan and construction loan originations in the first half of fiscal year 1997, compared to 7.7% in the first half of fiscal year 1996. The increases in both outstanding construction loan balances and loan commitments has been consistent with management's goals of diversifying the Company's loan portfolio and penetrating undeserved markets. The Company believes that its construction lending underwriting standards are conservative. Substantial builder equity is typically required and home starts ahead of actual sales are strictly controlled.

         The Company has successfully incorporated a strategic initiative focusing on the use of a construction loan as the integral component in obtaining a permanent mortgage loan. The Company has successfully utilized the integrated construction loan product, in which the home buyer prequalifies for a permanent mortgage loan and upon completion of the house the construction loan automatically converts to a permanent loan without the need for a second closing transaction.

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

         The following tables summarize first mortgage and construction loan originations by type of loan for the three-month and six-month periods ended December 31, 1996 and 1995:

(In thousands)
Three-Month Periods
Ended December 31                            1996                   1995
                                                  % of                   % of
                                       Amount     Total       Amount     Total

Permanent mortgage loans:
      Fixed rate residential:
          Conventional               $ 87,301      47.9%    $ 83,275      58.5%
          FHA/VA                       51,867      28.4       29,110      20.5
                                     --------     -----     --------     -----
                                      139,168      76.3      112,385      79.0
                                     --------     -----     --------     -----
     Adjustable rate residential:
          One year                      9,857       5.4       13,208       9.3
          Three year                    8,407       4.6        7,174       5.0
                                     --------     -----     --------     -----
                                       18,264      10.0       20,382      14.3
                                     --------     -----     --------     -----

Construction loans (1):
    Residential construction           18,619      10.2        8,755       6.1
    Acquisition, development
       and commercial construction      6,448       3.5          800       0.6
                                     --------     -----     --------     -----
                                       25,067      13.7        9,555       6.7
                                     --------     -----     --------     -----


Total originations and purchases     $182,499     100.0%    $142,322     100.0%
                                     ========     =====     ========     =====


 (1)  Reflects loan balances prior to deduction of undisbursed loan amounts.

(In thousands)
Six-Month Periods
Ended December 31                            1996                  1995
                                                  % of                  % of
                                       Amount     Total      Amount     Total

Permanent mortgage loans:
      Fixed rate residential:
          Conventional               $168,095      49.4%    $166,929      57.0%
          FHA/VA                       94,517      27.8       58,585      20.0
                                     --------     -----     --------     -----
                                      262,612      77.2      225,514      77.0
                                     --------     -----     --------     -----
     Adjustable rate residential:
          One year                     22,724       6.7       27,369       9.3
          Three year                   19,488       5.7       14,157       4.8
                                     --------     -----     --------     -----
                                       42,212      12.4       41,526      14.2
                                     --------     -----     --------     -----
     Fixed rate commercial               --         --         3,283       1.1
                                     --------     -----     --------     -----


Construction loans (1):
    Residential construction           28,376       8.3       18,421       6.3
    Acquisition, development
       and commercial construction      7,128       2.1        4,100       1.4
                                     --------     -----     --------     -----
                                       35,504      10.4       22,521       7.7
                                     --------     -----     --------     -----

Total originations and purchases     $340,328     100.0%    $292,844     100.0%
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

         Gains from the sales of mortgage loans and securitized loans were $1,143,000 in the second quarter of fiscal year 1997, an increase of $681,000, or 147.4%, over the gains of $462,000 in the second quarter of fiscal year 1996. Gains from such sales were $1,891,000 in the first half of fiscal year 1997, an increase of $964,000, or 104.0%, over the gains of $927,000 in the first half of fiscal year 1996.

         All  fixed  rate   mortgage   loans   originated  by  the  Company  are
underwritten following guidelines which will qualify them for sale in the secondary market. The Company sells its FHA and VA loans to various investors on a servicing-released basis. The Company either sells its conventional fixed rate residential production on an individual loan basis or securitizes loans through the creation of Federal National Mortgage Association ("FNMA") and Federal Loan Mortgage Corporation ("FHLMC") mortgage-backed securities. The securities created by securitizing loans originated by the Company are immediately sold to various investors. No portions of such securities were held by the Company at December 31, 1996, June 30, 1996, or December 31, 1995. In the event the Company were to hold such a security as of the end of an accounting period, the security would constitute a "trading security", and as such would be recorded on the consolidated statement of financial condition at fair value, and unrealized holding gains and losses would be included in earnings.

         The Company sold $91,762,000 of fixed rate mortgage loans and securitized loans during the second quarter of fiscal year 1997, compared to $83,814,000 in the second quarter of fiscal year 1996. The Company sold $195,436,000 of such loans during the first half of fiscal year 1997, compared to $160,143,000 in the first half of fiscal year 1996. The sale of fixed rate product is intended to protect the Company from precipitous changes in the general level of interest rates. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in fixed rate mortgage loan originations in those periods.

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

         The Company sold $19,201,000 of adjustable rate mortgage loans and securitized loans during the second quarter of fiscal year 1997, compared to $18,498,000 in the second quarter of fiscal year 1996. The Company sold $28,213,000 of such loans during the first half of fiscal year 1997, compared to $40,310,000 in the first half of fiscal year 1996. The sizable proportion of adjustable rate loan and securitized loan sales to total sales in fiscal year 1995 compared to fiscal year 1996 is due to the increased popularity of adjustable rate mortgage loans in the rising interest rate environment, and the corresponding demand for adjustable rate loans and securities in the secondary market. In addition, production of adjustable rate loans in the first and second quarters of both fiscal years 1996 and 1995 exceeded the Company's capacity to add such loans to its loan portfolio.

         The following tables summarize mortgage loan sales by type of loan for the three-month and six-month periods ended December 31, 1996 and 1995. The table does not reflect commitments sold for which mortgage loans had not been delivered and funded at period end.

(In thousands)
Three-Month Periods
Ended December 31                     1996               1995
                                         % of                % of
                                 Amount  Total     Amount    Total

Fixed rate                     $ 91,762   82.7%   $ 83,814   81.9%
Adjustable rate                  19,201   17.3      18,498   18.1
                               --------  -----    --------  -----
Total mortgage loans sold      $110,903  100.0%   $102,312  100.0%
                               ========  =====    ========  =====

Six-Month Periods
Ended December 31                     1996               1995
                                         % of                % of
                                Amount   Total     Amount    Total

Fixed rate                     $195,436   87.4%   $160,143   79.9%
Adjustable rate                  28,213   12.6      40,310   20.1
                               --------  -----    --------  -----
Total mortgage loans sold      $223,649  100.0%   $200,453  100.0%
                               ========  =====    ========  =====

         Included in the figures above are mortgage loans which were securitized into mortgage-backed securities in connection with and immediately prior to sale. Securitized loans in the above figures totaled $93,245,000 in the first half of fiscal year 1997 and $74,127,000 in the first half of fiscal year 1996.

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

         As a result of the sale of the rights to service loans for others, loan servicing income declined by $995,000 to $720,000 during the first half of fiscal year 1997. The income in the first half of fiscal year 1997 consists of late charges and other fee income related to the Company's loan portfolio.

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

         Investments. The Company classifies a large portion of its investment securities and mortgage-backed securities as available for sale. Such securities are reported on a fair value basis, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of any deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities and mortgage-backed securities holdings.

         The  amortized  cost  and  fair  value  of  the  Company's   investment
securities and mortgage-backed securities (including collateralized mortgage obligations, or "CMOs") are as follows:


(In thousands)                         December 31, 1996      June 30, 1996         December 31, 1995
                                       Amortized   Fair      Amortized   Fair     Amortized     Fair
                                         Cost      Value       Cost      Value       Cost      Value
Investment Securities

         Held to maturity:
            FHLB notes                $   --      $  --     $   --      $  --     $  1,000    $ 1,000
            Municipal bonds              6,226      6,226      6,278      6,278      7,556      7,556
                                      --------    -------   --------    -------   --------    -------
                                         6,226      6,226      6,278      6,278      8,556      8,556
                                      --------    -------   --------    -------   --------    -------
         Available for sale:

            FHLB notes                   6,447      6,449      6,440      6,385      6,000      6,000
            FNMA bonds                    --         --         --         --        1,966      2,028
                                      --------    -------   --------    -------   --------    -------
                                                                          6,385      7,966      8,028

         Net unrealized gain (loss)         22       --          (55)      --           62       --
                                      --------    -------   --------    -------   --------    -------
                                         6,469      6,469      6,385      6,385      8,028      8,028
                                      --------    -------   --------    -------   --------    -------
                                      $ 12,695    $12,695   $ 12,663    $12,663   $ 16,584     16,584
                                      ========    =======   ========    =======   ========    =======
Mortgage-Backed Securities

         Held to maturity:
            FHLMC                     $    372    $   379   $    374    $   382   $    378    $   388
            Other                         --         --         --         --          196        196
                                      --------    -------   --------    -------   --------    -------
                                           372        379        374        382        574        584
                                      --------    -------   --------    -------   --------    -------
         Available for sale:
            FHLMC                        4,735      4,753
            FNMA                         5,113      5,114      3,066      3,051      3,245      3,189
            CMOs                        11,876     11,826     12,402     12,269      3,316      3,332
                                      --------    -------   --------    -------   --------    -------
                                        21,724     21,693     15,468     15,320      6,561      6,521
            Net unrealized loss            (31)      --         (148)      --          (40)      --
                                      --------    -------   --------    -------   --------    -------
                                        21,693     21,693     15,320     15,320      6,521      6,521
                                      --------    -------   --------    -------   --------    -------
                                      $ 22,065    $22,072   $ 15,694    $15,702   $  7,095    $ 7,105
                                      ========    =======   ========    =======   ========    =======


         Noninterest Income. Financial service fees increased by $120,000, or 21.3% in the second quarter of fiscal 1997 and by $66,000, or 13.3%, in the second quarter of fiscal year 1996, compared to the same periods in the respective previous years. Such fees increased by $194,000 or 17.2% in the first half of fiscal year 1997 and by $104,000, or 10.1%, in the first half of fiscal year 1996, compared to the same periods in the respective previous years. These three-month and six-month period-to-period increases are primarily attributed to the increase in the number of checking accounts resulting from promotional campaigns targeted to the checking product.

         In addition, financial service fees in the first half of fiscal year 1997 include $38,000 earned from the Company's relationship with CoreLink Financial, Inc. ("CoreLink"). The Company earned $37,000 in the first half of fiscal year 1996 under a previous arrangement. Pursuant to a contractual arrangement, CoreLink leases office space in certain of the Company's facilities through which stocks, bonds, mutual funds and investment counseling are provided. Such fees were lower in the first half of fiscal year 1997, as compared to the same period in fiscal year 1996, since the CoreLink relationship is in a start-up mode. Effective as of April 1, 1996, the Company engaged CoreLink to replace INVEST Financial Services, Inc. as its broker-dealer for providing mutual funds and other securities products to the Company's customers.

         Sales of real estate owned yielded net gains of $37,000 and $11,000 in the second quarters of fiscal years 1997 and 1996, respectively, and yielded gains of $97,000 and $70,000, respectively, for the first six months of such fiscal years. The Company recorded losses on the revaluation of real estate owned of $202,000 and $138,000 in the second quarters of fiscal years 1997 and 1996, respectively, and recorded losses of $214,000 and $367,000, respectively, for the first six months of such fiscal years. It is the Company's policy to record allowances for estimated losses on real estate owned when, based upon its evaluation of various factors such as independent appraisals and current economic conditions, it determines that the investment in such assets is greater than their fair values less cost to dispose.

         Other noninterest income includes gains on sales of real estate acquired for development of $1,000 in the first half of fiscal year 1996; $5,000 of such gains were realized in the first half of fiscal year 1997.

         Century Title Insurance Agency, Inc. was incorporated in December 1994 as a subsidiary of the Savings Bank. This new business unit offers a full range of title insurance products to the general public and enhances the diversification of products to both existing and prospective mortgage loan customers. It based at the headquarters of the Virginia First Mortgage Division in Woodbridge, Virginia. Century Title generated $49,000 of gross title fee income in the second quarter of fiscal year 1997 and $110,000 in the first half of fiscal year 1997.

         Noninterest Expenses. Personnel and related employee benefits expense is the Company's largest non-interest expense. Personnel expense for the second quarter of fiscal year 1997 was $2,920,000, compared to $2,301,000 in the second quarter of fiscal year 1996 and $2,549,000 in the second quarter of fiscal year 1995. Such expense for the first half of fiscal year 1997 was $5,575,000, compared to $4,579,000 in the first half of fiscal year 1996 and $5,330,000 in the first half of fiscal year 1995. The 14.1% decrease in personnel expense in the first half of fiscal year 1996, as compared to the same period in fiscal year 1995, reflects the consolidation of back office operations of the Companies mortgage banking divisions. The consolidation eliminated duplicate support structures and provided for more efficient and uniform delivery of mortgage services. Also, commissions paid to mortgage loan originators, which is a substantial component of personnel expense, declined proportionately to the reduction in the volume of loans closed. The 21.8% increase in personnel expense in the first half of fiscal year 1997, as compared to the same period in fiscal year 1996, reflects the overall increase in loan originations, the addition of four loan origination offices in August 1996, and the effect of acquiring the assets and personnel of American Finance and Investment, Inc. on December 19, 1996. The increase in personnel expense also reflects the impact of personnel hired to meet the Company initiatives in marketing, consumer finance, commercial lending, and deposits.

         Occupancy expense for the second quarters of fiscal years 1997 and 1996 was $431,000 and $384,000, respectively. Such expense was $839,000 and $755,000, respectively, for the first six months of those fiscal years. The 11.1% increase for the first half of fiscal year 1997 is attributable to the opening of one retail banking branch, the opening of four mortgage offices, and the acquisition of American Finance & Investment, Inc.

         Data processing expense for the second quarters of fiscal years 1997 and 1996 was $468,000 and $440,000, respectively. Such expense was $839,000 and $755,000, respectively, for the first six months of those fiscal years. The fiscal year 1996 and 1995 increases of 7.6% and 4.5%, respectively, were due to increased loan and deposit account volume and local area networking.

         Income Taxes. Income tax expense for the second quarter of fiscal year 1997 was $1,313,000, resulting in an effective tax rate of 37.6%. By comparison, the Company had income tax expense of $1,062,000 for an effective tax rate of 35.8% in the second quarter of fiscal year 1996. The income tax expense and effective tax rate of the first six months of fiscal year 1997 were $1,223,000 and 34.0%, compared to $2,386,000 and 37.3% in the same period in fiscal year 1996.

         The effective tax rates differ from the statutory federal rates. The prohibition against claiming amortization for certain purchase accounting adjustments (goodwill) for income tax purposes tends to increase the effective tax rate, while the effective tax rate tends to be lower due to tax-exempt interest income. The effective rate also provides for state income taxes.

Financial Condition

         Liquidity and Capital Resources. The primary sources of funds for the Company consist of checking and savings deposits, loan sale fundings, loan repayments, borrowings from the FHLB and others, and funds provided from operations. Deposits totaled $579,984,000 at December 31, 1996, an increase of $6,448,000, or 1.1%, over the $573,536,000 at June 30, 1996. Certificates of deposit grew by $13,476,000 in the first half of fiscal year 1997, while savings deposits declined by $2,305,000 and checking and money market deposit accounts declined by a total of $4,723,000. The principal reason for the decline in checking deposits was the transfer of mortgage loan servicing collateral accounts at the conclusion of the subservicing arrangement related to the sale of mortgage loan servicing rights. Approximately $263.6 million in certificate accounts will mature in the twelve-month period ending December 31, 1997. The Company's management believes that most of the maturing liabilities will be reinvested with the Company.

         Advances from the FHLB increased by $47,000,000 to $149,052,000 at December 31, 1996, compared to $102,052,000 at June 30, 1996. The Company has access to advances from the FHLB generally secured by pledging mortgage loans and its stock in the FHLB.

         The Company will sometimes borrow from several sources using mortgage-backed securities as collateral. Such borrowings totaled $9,021,000 at December 31, 1996; there were no such borrowings outstanding at June 30, 1996. The Company's management will use this method of financing to the extent that it is less expensive than alternative sources and is within regulatory guidelines. The Company's borrowings, including FHLB advances, at December 31, 1996 were 19.6% of assets, compared to 13.7% of assets at June 30, 1996.

         The Company sells mortgage loans and securitized loans in the secondary market and redeploys the sales proceeds in its lending operations. To a lesser extent, the proceeds of periodic loan payments and loan payoffs provide funds for the lending operations.

         The primary use of funds by the Company is loan originations. The Company's loan portfolio, including loans held for sale, totaled $719,696,000 at December 31, 1996 compared to $662,035,000 at June 30, 1996, an increase of $57,661,000, or 8.7%. The Company's loans held for investment and for sale represented 89.0% of assets at December 31, 1996, compared to 88.6% of assets at June 30, 1996.

         The Company had outstanding fixed rate loan origination commitments of $655,000 and outstanding adjustable rate loan commitments of $565,000 at December 31, 1996.

         The Company had $5,000,000 in outstanding loan purchase commitments at December 31, 1996. The Company had outstanding commitments to fund $29,383,000 of construction loans at December 31, 1996. In addition, the Company had $30,633,000 outstanding in lines of credit extended to its customers at December 31, 1996. The Company's management does not anticipate any difficulties in satisfying these commitments.

         Due to the relative size of the Company's loan portfolio, purchases and sales of investments have a limited impact on the Company's funding requirements. Investments and mortgage-backed securities (classified as either held to maturity or available for sale) totaled $34,760,000 at December 31, 1996 and $28,357,000 at June 30, 1996. Such balances represented 4.3% and 3.8%, respectively, of total assets at those dates.

         Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. In fiscal year 1997 the Company is maintaining liquidity at or in excess of the required amount. At December 31, 1996 and June 30, 1996, the Company had liquidity ratios of 5.0% and 5.2%, respectively. The Company's management anticipates that it will be able to maintain its current level of regulatory liquidity during the balance of fiscal year 1997.

         At December 31, 1996, the Savings Bank's net worth under generally accepted accounting principles ("GAAP") was $63,469,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of December 31, 1996, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                                               Risk-
                                    Tangible      Core         Based
(In thousands)                       Capital     Capital      Capital

GAAP capital                       $ 63,469     $ 63,469     $ 63,469
Non-allowable assets:
         Goodwill                    (2,168)      (2,168)      (2,168)
         Other intangible assets       (184)        --           --
         Equity in subsidiaries        (734)        (734)        (734)
Additional capital items:
         Unrealized gain on
           debt securities, net           5            5            5
         General loss allowances       --           --          7,243
                                   --------     --------     --------
Regulatory capital - computed        60,388       60,572       67,815
Minimum capital requirement          12,083       32,229       46,353
                                   --------     --------     --------
Excess regulatory capital          $ 48,305     $ 28,343     $ 21,462
                                   ========     ========     ========
Ratios:
Regulatory capital - computed          7.49%        7.51%       11.70%
Minimum capital requirement            1.50         4.00         8.00
                                   --------     --------     --------
Excess regulatory capital              5.99%        3.51%        3.70%
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

         The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the dates indicated:

(In thousands)                               December 31, June 30, December 31,
                                                 1996       1996       1995

Non-accrual loans:
   Residential mortgage                       $  4,598   $  5,029   $  4,964
   Commercial mortgage                           1,928      1,827      2,761
   Construction                                  1,514      2,747      1,573
   Consumer non-mortgage                         1,612      1,342      1,155
                                              --------   --------   --------
  Total non-accrual loans                        9,652     10,945     10,453
  Specific loss allowances                        (895)      (646)      (703)
                                              --------   --------   --------
      Total non-accrual loans, net               8,757     10,299      9,750

Real estate acquired through foreclosure:
   One to four family
      residential units                          3,484      2,319      2,229
   Residential land/lots                         2,023      2,004      1,940
   Shopping/retail centers                       1,686      1,727        672
   Office buildings                               --         --         --
   Commercial land                                 192        192        351
                                              --------   --------   --------
  Total real estate acquired
     through foreclosure                         7,385      6,242      5,192
  Specific and general
   allowances for losses                        (1,009)      (889)      (789)
                                              --------   --------   --------
      Total real estate acquired through
         foreclosure, net                        6,376      5,353      4,403
                                              --------   --------   --------
Total non-performing assets                   $ 15,133   $ 15,652   $ 14,153
                                              ========   ========   ========

Non-accrual loans to gross loans                  1.20%      1.63%      1.63%

Total non-performing assets to sum of
  gross loans and real estate acquired
  through foreclosure                             2.05%      2.32%      2.19%

Total non-performing assets to total assets       2.02%      2.10%      1.97%


         The net amount of interest income foregone during the second quarters of fiscal years 1997 and 1996 on loans classified as non-performing was $164,000 and $132,000, respectively. The amount foregone in the first half of fiscal year 1997 was $334,000, compared to $241,000 in the first half of fiscal year 1996.

         At June 30, 1995, the Company had $8,354,000 of restructured commercial real estate loans (five loans) which were performing in accordance with their restructured terms. These loans were reclassified as performing loans as of September 30, 1995. As of December 31, 1996, the Company had no restructured loans subject to special reporting rules.

         The following table summarizes all non-accrual loans, by loan type, at December 31, 1996:
                        Number
                          of    Principal    Specific       Net
(Dollars in thousands)  Loans    Balance    Allowances   Investment

Residential mortgage       65    $ 4,598      $  --        $4,598
Commercial mortgage         7      1,928         --         1,928
Construction                6      1,514         --         1,514
Consumer non-mortgage     127      1,612         (895)        717
                          ---    -------      -------      ------
                          205    $ 9,652      $  (895)     $8,757
                          ===    =======      =======      ======

         Impaired loans are measured based on the present value of expected future cash flows discounted at the effective interest rate of the loan, or at fair value of the loan's collateral for "collateral dependent" loans. A loan is considered impaired when it is probable that a creditor will be unable to collect all interest and principal payments as scheduled in the loan agreement. A loan is not considered impaired during a period of delay in payment if the ultimate collectibility of all amounts due is expected. A valuation allowance is required to the extent that the measure of the impaired loans is less than the recorded investment. These rules do not apply to larger groups of homogeneous loans such as consumer installment and real estate mortgage loans, which are collectively evaluated for impairment. Impaired loans are therefore primarily business loans, which include commercial loans and income property and construction real estate loans. The Company's impaired loans are nonaccrual loans, as generally loans are placed on nonaccrual status on the earlier of the date that principal or interest amounts are 90 days or more past due or the date that collection of such amounts is judged uncertain based on an evaluation of the net realizable value of the collateral and the financial strength of the borrower.

         Impaired loans and the applicable valuation allowance at December 31, 1996 were as follows:

(In thousands)                                                  Related
                                                Loan          Valuation
                                               Balance        Allowance

Impaired with specific valuation allowance      $ --             $--
Impaired without specific valuation allowance    3,561            --
                                               -------          ----
         Total impaired loans                   $3,561           $--
                                               =======          ====

         Collateral dependent loans, which are measured at the fair value of the collateral, constituted 100% of impaired loans at December 31, 1996.

         Consistent with the Company's method for nonaccrual loans, interest receipts for impaired loans are recognized as interest income and applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during the periods ended December 31, 1996 were as follows:

                                  Three Months Ended     Six Months Ended
(In thousands)                     December 31, 1996     December 31, 1996

Average recorded investment
  in impaired loans                         $4,660             $5,116
Interest income recognized
  during impairment                             59                 76
Interest income recognized
  on a cash basis during impairment             59                 76


         The following table summarizes all real estate acquired through foreclosure, by property type, at December 31, 1996:

                                       Number
                                        of    Original               Net
(Dollars in thousands)                 Units   Basis   Allowances Investment


One to four family residential units    30   $ 3,483    $  (142)    $3,341
Residential land/lots                    6     2,024       (205)     1,818
Shopping/retail centers                  2     1,686       (212)     1,474
Commercial land                          1       192                   192
                                       ---    -------   -------     ------
                                        39     7,385       (559)     6,826
General loss allowance                  --        --       (450)      (450)
                                       ---    -------   -------     ------
                                        39    $ 7,385   $(1,009)    $6,376
                                       ===    =======   =======     ======


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

         Management subsequently reached an agreement with the owners to accept the net sales proceeds from the sale of the project to a third party. The transaction was concluded in August 1995 and resulted in a chargeoff of $1,056,000 against the allowance for commercial mortgage loan losses. An arms-length loan was made by the Company to the acquiring entity at market terms, including a substantial equity contribution. The new loan is being held in the Company's commercial mortgage loan portfolio and is classified as a performing credit. Management believes that the $2,652,000 in the allowance for commercial mortgage loans at December 31, 1996, is adequate to cover potential problems in the portfolio.

New Accounting Standard

         In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. SFAS 123 prescribes accounting and reporting standards for all stock-based compensation plans. The new standard allows companies to continue to follow present accounting rules which often result in no compensation expense being recorded or to adopt the SFAS 123 fair-value-based method. The fair-value-based method will generally result in higher compensation expense based on the estimated fair value of stock-based awards on the grant date. Companies electing to continue following present accounting rules will be required to provide pro-forma disclosures of net earnings and earnings per share as if the fair-value- based method had been adopted. The Company intends to continue to follow present accounting rules and to implement the new disclosure requirements in fiscal year 1997 as required. The adoption of SFAS 123, therefore, will not impact the financial condition and results of operations of the Company.

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

         Virtually all of the assets of the Company are monetary in nature. As a result, interest rates have a more significant impact on of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.

                          Part II.  Other Information
             Virginia First Financial Corporation and Subsidiaries


Item 4.     Submissions of Matters to a Vote of Security Holders

         None.




Item 6.     Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1996.

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



                                       Virginia First Financial Corporation
                                       ------------------------------------
                                                (Registrant)







         Date:  February 14, 1997             /s/ Charles A. Patton
                                             -----------------------
                                             Charles A. Patton
                                             President and
                                             Chief Operating Officer






         Date:  February 14, 1997             /s/ William J. Vogt
                                             -----------------------
                                             William J. Vogt
                                             Senior Vice President and
                                             Chief Financial Officer