Form 10-Q
period 1997-03-31
VIRGINIA FIRST FINANCIAL CORP
filed 1997-05-15
CIK 911033

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                         Commission File
March 31, 1997                                             Number: 33-67746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


At May 1, 1997, 5,807,608 shares of common stock of the Registrant were outstanding.

                      Virginia First Financial Corporation
                          Quarterly Report on Form 10-Q
                                 March 31, 1997


                                      Index

Part I.  Financial Information                                         Page No.


   Item 1         Consolidated Statements of Condition as of
                  March 31, 1997, June 30, 1996, and March 31, 1996           3

                  Consolidated Statements of Operations for the
                  three-month and nine-month periods ended
                  March 31, 1997 and March 31, 1996                           4

                  Consolidated Statements of Cash Flows for the
                  three-month and nine-month periods ended
                  March 31, 1997 and March 31, 1996                           5

                  Selected Notes to Consolidated Financial Statements         6


   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               7


Part II.  Other Information


   Item 4         Submission of Matters to a Vote of Security Holders        43


   Item 6         Exhibits and Reports on Form 8-K                           43


                  Signatures                                                 44

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                               March 31,     June 30,    March 31,
(In thousands, except share data)                                                1997         1996         1996
                                                                             -----------   ----------   -----------
                                                                             (Unaudited)     (Note)     (Unaudited)
Assets

Cash and cash equivalents                                                     $  26,195    $  24,575    $  22,067
Investment securities, net                                                       12,627       12,663       11,550
Mortgage-backed securities and collateralized
     mortgage obligations, net                                                   12,532       15,694       12,613
Loans receivable held for investment, net                                       666,908      615,554      592,882
Loans receivable held for sale                                                   64,132       46,481       44,972
Real estate owned, net                                                            5,671        5,353        5,831
Accrued interest receivable, net                                                  5,774        5,292        4,952
Federal Home Loan Bank stock, at cost                                             7,828        6,998        5,728
Office properties and equipment, net                                              9,598        8,780        8,759
Other assets                                                                      6,048        5,477        4,577
                                                                              =========    =========    =========
          Total assets                                                        $ 817,313    $ 746,867    $ 713,931
                                                                              =========    =========    =========


Liabilities and Stockholders' Equity

Deposits                                                                      $ 595,126    $ 573,536    $ 575,942
Notes payable and other borrowings                                                  648          639          598
Advances from Federal Home Loan Bank                                            146,552      102,052       74,552
Advance payments by borrowers for taxes and insurance                             3,417        2,169        3,103
Accrued interest payable                                                            768          716          494
Accrued expenses and other liabilities                                            4,911        6,759        4,128
                                                                              ---------    ---------    ---------
          Total liabilities                                                     751,422      685,871      658,817
                                                                              ---------    ---------    ---------

Stockholders' equity:
  Preferred stock of $1 par value.  Authorized 5,000,000 shares;
     none issued                                                                   --           --           --
  Common stock of $1 par value.  Authorized 20,000,000 shares;
     issued and outstanding 5,804,661  shares at March 31, 1997,
     5,740,503 at June 30, 1996 and 5,615,450 at  March 31, 1996                  5,805        5,740        5,615
  Additional paid-in capital                                                      9,032        8,439        8,341
  Retained earnings - substantially restricted                                   51,098       46,943       41,143
  Net unrealized gain (loss) on securities available for sale, net of taxes         (44)        (126)          15
                                                                              ---------    ---------    ---------
          Total stockholders' equity                                             65,891       60,996       55,114
                                                                              ---------    ---------    ---------

          Total liabilities and stockholders' equity                          $ 817,313    $ 746,867    $ 713,931
                                                                              =========    =========    =========





NOTE: The Consolidated Statements of Condition for June 30, 1996, has been taken from the Audited Financial Statements.

       The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                      Consolidated Statements of Operations



                                                      Three Months Ended      Nine Months Ended
                                                           March 31,              March 31,
                                                    ---------------------   ----------------------
(In thousands, except per share data)                   1997       1996        1997        1996
                                                    ----------  ---------   ---------  -----------
                                                   (Unaudited) (Unaudited) (Unaudited) (Unaudited)
Interest Income
Loans receivable                                      $15,773   $ 13,880    $ 46,061    $ 41,797
Mortgage-backed securities and collateralized
   mortgage obligations                                   260        105       1,019         304
Investment securities                                     319        276         980       1,107
Other interest-earning assets                             251        220         711         507
                                                      -------   --------    --------    --------
          Total interest income                        16,603     14,481      48,771      43,715
                                                      -------   --------    --------    --------

Interest Expense
Deposits                                                6,889      6,697      20,556      19,620
Borrowings                                              1,975      1,207       5,718       4,610
                                                      -------   --------    --------    --------
          Total interest expense                        8,864      7,904      26,274      24,230
                                                      -------   --------    --------    --------
Net interest income                                     7,739      6,577      22,497      19,485
Provision for loan losses                                 609        413       1,751       1,344
                                                      -------   --------    --------    --------
Net interest income after provision for loan losses     7,130      6,164      20,746      18,141
                                                      -------   --------    --------    --------

Noninterest Income
Gain on sale of loans and securitized loans, net        1,723      1,083       3,676       2,010
Loan servicing income                                     548        805       1,206       2,520
Financial service fees                                    679        546       2,004       1,677
Gain on sale of real estate owned                          27         66         124         136
Loss on revaluation of real estate owned                    0        (77)       (214)       (444)
Other                                                      72         90         216         186
                                                      -------   --------    --------    --------
          Total noninterest income                      3,049      2,513       7,012       6,085
                                                      -------   --------    --------    --------

Noninterest Expense
Personnel                                               3,614      2,548       9,188       7,127
Occupancy, net                                            451        447       1,290       1,202
Equipment                                                 400        347       1,069         943
Advertising                                               319         87         519         267
Federal deposit insurance premiums                         92        301       3,819         862
Data processing                                           416        438       1,350       1,286
Amortization of intangibles                                71         61         194         185
Other                                                   1,366      1,026       3,281       2,538
                                                      -------   --------    --------    --------
          Total noninterest expenses                    6,729      5,255      20,710      14,410
                                                      -------   --------    --------    --------

Earnings before income tax expense                      3,450      3,422       7,048       9,816
Income tax expense                                      1,236      1,231       2,460       3,617
                                                      =======   ========    ========    ========
          Net earnings                                $ 2,214   $  2,191    $  4,588    $  6,199
                                                      =======   ========    ========    ========

Net earnings per share                                $  0.38   $   0.38    $   0.78    $   1.07
                                                      =======   ========    ========    ========





The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                       Three Months Ended          Nine Months Ended
                                                                             March 31,                 March 31,
                                                                   --------------------------  --------------------------
(In thousands)                                                           1997          1996        1997         1996
                                                                   --------------------------  --------------------------
                                                                     (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)

 Operating Activities:
    Net earnings                                                       $   2,214    $   2,191    $   4,588    $   6,199
    Adjustment to reconcile net earnings to net cash
      provided by operating activities:
           Depreciation                                                      232          261          664          755
           Provision for loan losses and losses on real estate owned         609          490        1,965        1,789
           Loans and securitized loans held for sale:
                        Originations and purchases                      (105,854)    (100,683)    (339,856)    (310,697)
                        Gains on sales                                    (1,469)        (842)      (3,614)      (1,994)
                        Proceeds from sales                              102,592       92,565      313,019      289,275
           Gains (losses) on securities                                      (29)           0          (20)           0
           (Increase) decrease in other assets                              (391)         285       (1,883)       1,021
           Increase in accrued expenses and other liabilities              1,400          431       (1,796)         981
                                                                       ---------    ---------    ---------    ---------
               Net cash used in operating activities                        (696)      (5,302)     (26,933)     (12,671)
                                                                       ---------    ---------    ---------    ---------

 Investing Activities:
    Net decrease (increase) in loans receivable held for investment       (8,312)       4,544      (43,827)      (6,002)
    Mortgage-backed securities:
             Purchases                                                         2       (6,112)     (10,241)      (6,112)
             Proceeds from sales, net                                      8,997            0       11,280            0
             Principal collected                                             528          566        2,188        2,866
    Investment securities:
             Purchases                                                         0            0       (2,500)     (11,000)
             Principal collected                                              26        5,026        2,578       22,516
    Proceeds from sale of real estate owned                                1,658          684        2,571        3,248
    Office properties and equipment
             Purchases                                                      (471)        (158)      (1,069)        (556)
             Proceeds from sales                                               1            1            2            2
                                                                       ---------    ---------    ---------    ---------
               Net cash provided by (used in) investing activities         2,429        4,551      (39,018)       4,962
                                                                       ---------    ---------    ---------    ---------

 Financing Activities:
    Net increase (decrease) in savings, checking and
        money market deposit accounts                                      4,797       13,464       (2,232)      20,989
    Net increase in certificates of deposit                               10,346       12,677       23,822       51,286
    Borrowings resulting from:
      Securities sold under agreements to repurchase                           0            0       18,544            0
      Advances from Federal Home Loan Bank                                76,500       70,144      293,900      134,644
      Other                                                                4,086        3,621       12,537       10,030
    Repayments of borrowings attributable to:
      Securities sold under agreements to repurchase                      (9,021)           0      (18,544)           0
      Advances from Federal Home Loan Bank                               (79,000)    (106,500)    (249,400)    (194,750)
      Other                                                               (4,075)      (3,053)     (12,528)      (9,993)
    Net increase in mortgage escrow funds                                  1,312        1,120        1,248          849
    Proceeds from issuance of common stock                                   392            0          656          285
    Cash dividends paid                                                     (144)         (22)        (432)        (202)
                                                                       ---------    ---------    ---------    ---------
               Net cash provided by financing activities                   5,193       (8,549)      67,571       13,138
                                                                       ---------    ---------    ---------    ---------

               Net increase in cash and due from banks                     6,926       (9,300)       1,620        5,429
    Cash and due from banks at beginning of period                        19,269       31,367       24,575       16,638
                                                                       =========    =========    =========    =========
    Cash and due from banks at end of period                           $  26,195    $  22,067    $  26,195    $  22,067
                                                                       =========    =========    =========    =========


 Supplemental Disclosures of Cash Flow Information:

    Cash payments of interest                                          $   9,060    $   8,550    $  26,222    $  24,669
                                                                       =========    =========    =========    =========

    Cash payments of income taxes                                      $      14    $   1,131    $   5,565    $   2,664
                                                                       =========    =========    =========    =========

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

Note 2: For purposes of computing net earnings per share, the weighted average number of shares outstanding for the quarters ended March 31, 1997 and 1996 were 5,858,851 and 5,805,881 respectively. During the quarters ended March 31, 1997 and 1996, the Company paid cash dividends of 2.5 cents and 1.5 cents per share, respectively.

Note 3:           Regulatory Capital of Virginia First Savings Bank:

                                                                                                          Excess
                                                                                                           Over
                                                    Actual                   Required                  Requirement
                                               Amount  Percent            Amount Percent              Amount  Percent
                                               ------  -------            --------------              ------  -------
(In thousands)
March 31, 1997
--------------

Tangible capital                           $   62,175    7.64%        $   12,212     1.50%        $   49,963    6.14%

Core capital                                   62,328    7.65             32,572     4.00             29,756    3.65

Risk-based capital                             69,734   11.77             47,400     8.00             22,334    3.77
 .
March 31, 1996
--------------

Tangible capital                             $52,488     7.38%        $   10,669     1.50%         $  41,819    5.88%

Core capital                                  52,764     7.42             28,463     4.00             24,301    3.42

Risk-based capital                            58,626    11.45             40,953     8.00             17,673    3.45

See Page 36 for a reconciliation of GAAP capital to regulatory capital as of March 31, 1997.

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

         The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has three active subsidiaries; one is engaged in real estate development and another is a title insurance agency. The third, American Finance and Investment, Inc., is a mortgage banking company, the assets of which were acquired December 19, 1996. (See discussion on page 23).

         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations during the three-month and nine-month periods ended March 31, 1997 and 1996, and its consolidated financial position at March 31, 1997, June 30, 1996 and March 31, 1996. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's Annual Report for the fiscal year ended June 30, 1996.


Results of Operations

         Results of operations for the three-month periods ended March 31, 1997 (the third quarter of the fiscal year ending June 30, 1997, or "fiscal year 1997") and March 31, 1996 (the third quarter of the fiscal year ended June 30, 1996, or "fiscal year 1996") reflect the Company's focus on expanding its community banking and mortgage banking operations.

         The Company's results of operations for the first nine months of fiscal year 1997 reflect several differences from the same period in fiscal year 1996. First, net earnings for the first quarter of fiscal year 1997 reflect a one-time pre-tax charge of $3,149,000 to pay for a special assessment to recapitalize the Savings Association Insurance Fund (the "SAIF") maintained by the Federal Deposit Insurance Corporation (the "FDIC"). The FDIC's authority to assess this special assessment is contained in the omnibus appropriations bill passed by the Congress and signed into law by President Clinton on September 30, 1996.

         Second, the Company's income from servicing loans declined by 52.1% during the first three quarters of fiscal year 1997 compared to the same period in fiscal year 1996. This decline is due to the Company's sale of substantially all of its servicing rights related to mortgage loans serviced for others in a transaction effective as of April 1, 1996. The Company's decision to exit the mortgage loan servicing business was driven by the increasing "critical mass" necessary to generate acceptable returns on loan servicing activities. The after-tax proceeds of the sale of $4,148,000 have been deployed in other areas, including the $1,954,000 after-tax funding of the FDIC special assessment, and are providing additional capital to enhance the Company's core business activities.

         Third, as a result of rising market interest rates, originations of residential mortgage loans declined dramatically during the first nine months of fiscal year 1996 compared to fiscal year 1995, which resulted in a significant decrease in gains on sales of mortgage loans in the first nine months of fiscal year 1996. This situation turned around in fiscal year 1997, as market interest rates had moderated and the Company realized higher loan originations, sales and gains than in the first nine-months of fiscal year 1996. The addition of four mortgage loan origination offices in August 1996 also contributed to the increase in loan originations, sales, and gains.

         Net interest income increased by 15.5% in the first nine months of fiscal year 1997, compared to the same period of fiscal year 1996 after posting a 0.6% decrease in the first nine-months of fiscal year 1996, compared to the same period in fiscal year 1995. Increases in capital in recent years have permitted the Company to increase both its assets and liabilities. Most of the net increases in interest income in the first nine months of fiscal year 1997 were attributable to increases in the size of the balance sheet. When compared to the first quarter of fiscal year 1995, the rates paid on interest-bearing liabilities in the first half of fiscal year 1996 increased at faster rates than yields earned on interest-earning assets. While the Company's balance sheet was larger in the first half of fiscal year 1997, market rates on both interest-earning assets and interest-bearing liabilities moderated and declined slightly, when compared to the same period in fiscal year 1996, and the Company continued to experience a migration by depositors from lower-yielding checking and savings deposits to higher-yielding certificates of deposit.

         Net Earnings. The Company's net earnings for the third quarter of fiscal year 1997 were $2,214,000, an increase of 1.0% over the $2,191,000 for the third quarter of fiscal year 1996. On a per share basis, earnings for the third quarter of fiscal year 1997 were $.38 remaining the same as the third quarter of fiscal year 1996.

         The Company's net earnings for the first nine months of fiscal year 1997 were $4,588,000, a decrease of 26.0% versus the $6,199,000 for the first nine months of fiscal year 1996. On a per share basis, earnings for the first nine months of fiscal year 1997 were $.78, a decrease of 27.1% versus $1.07 for the first three quarters of fiscal year 1996.

         As described earlier, the Company's net earnings for the first half of fiscal year 1997 reflect a one-time, after-tax charge of $1,954,000, or $.34 per share, to recapitalize the SAIF fund administered by the FDIC. Without the FDIC charge, the Company's net earnings for the first nine months of fiscal year 1997 would have been $6,542,000, or $1.12 per share, an increase of 4.7%, or $.05 per share, from the same nine month period in fiscal year 1996.

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

         The following table shows changes in earnings per share:

                                                  Fiscal Year      Fiscal Year
                                                      1997             1996
                                                  Versus 1996      Versus 1995
                                                  -----------      -----------

Net earnings per share for the
    first nine months of fiscal years
    1996 and 1995, respectively                    $ 1.07           $ .96

Increase (decrease) attributable to:
  Net interest income                                 .51            (.02)
  FDIC SAIF Assessment                               (.54)             -
  Provision for loan losses                          (.07)           (.07)
  Noninterest income                                  .16             .28
  Noninterest expense                                (.54)           (.08)
  Income taxes                                        .20             .02
  Average shares outstanding                         (.01)           (.02)
                                                    -----            ----

    Net increase (decrease)                          (.29)            .11
                                                    -----            ----

Net earnings per share for the
    first nine months of fiscal years
    1997 and 1996, respectively                     $ .78           $1.07
                                                    =====           =====


         Net Interest Income. Net interest income before the provision for loan losses for the third quarter of fiscal year 1997 was $7,739,000, an increase of $1,162,000, or 17.7%, compared to the third quarter of fiscal year 1996. For the third quarter of fiscal year 1996, net interest income before the provision for loan losses was $6,577,000, an increase of $2,000, or 0.1%, compared to the third quarter of fiscal year 1995.

         Net interest income before the provision for loan losses for the first nine months of fiscal year 1997 was $22,497,000, an increase of $3,012,000, or
15.5 %, compared to the first nine months of fiscal year 1996. For the first nine months of fiscal year 1996, net interest income before the provision for loan losses was $19,485,000, an increase of $109,000, or 0.6%, compared to the first nine months of fiscal year 1995.

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

         The following tables reflect the average yields earned and rates paid by the Company during the three-month and nine-month periods ended March 31, 1997 and 1996. In computing the average yields and rates, the accretion of loan fees are considered an adjustment to yield.



(In thousands)
Three-Month Periods
-------------------
Ended March 31                                         1997                                        1996
--------------                              --------------------------                ---------------------------
                                                     Interest                                    Interest
                                            Average    Income/  Yield/                  Average   Income/  Yield/
                                            Balance    Expense    Rate                  Balance   Expense   Rate
Interest-earning assets;
    Loans receivable (1)(2)                  $715,724  $15,773  8.94%                 $631,769   $13,880    8.91%
    Mortgage-backed securities and
      collateralized mortgage obligations      15,759      260  6.69                     7,090       105    6.01
    Investments                                19,922      319  6.49                    19,504       276    5.74
    Other interest-earning assets              19,777      251  5.15                    17,697       220    5.04
                                             --------   ------  ----                   -------   -------    ----
        Total interest-earning assets         771,182   16,603  8.73                   676,060    14,481    8.69
                                             --------   ------  ----                   -------   -------    ----

Noninterest-earning assets:
    Cash and cash equivalents                   9,791                                    8,183
    Office properties and equipment, net        9,359                                    8,832
    Other assets                               18,101                                   14,821
    Allowance for loan losses                  (8,802)                                  (6,253)
                                             --------                                  -------

         Total assets                        $799,631                                 $701,643
                                             ========                                 ========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                      $103,474      948  3.71%                 $ 88,703       828    3.79%
    Savings deposits                           67,411      565  3.40                    67,823       577    3.45
    Certificates                              385,775    5,376  5.65                   360,784     5,292    5.95
    Federal Home Loan Bank advances           140,280    1,930  5.58                    89,733     1,202    5.43
    Other borrowings                            3,347       45  5.45                       425         5    4.77
                                             --------   ------  ----                   -------   -------    ----
         Total interest-bearing liabilities   700,287    8,864  5.13                   607,468     7,904    5.28
                                             --------   ------  ----                   -------   -------    ----

Noninterest-bearing liabilities:
    Deposits                                   24,928                                   30,558
    Other                                       9,260                                    8,790
                                                                                       -------

         Total liabilities                    734,475                                  646,816
Stockholders' equity                           65,156                                   54,827
                                             --------                                  -------

         Total liabilities and
             stockholders' equity           $ 799,631                                 $701,643
                                            ---------                                 ========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities         $  70,895                                 $ 68,592
                                            =========                                 ========

Net interest income                                  $   7,739                                    $6,577
                                                     =========                                    ======

Interest rate spread (3)                                        3.60%                                     3.41%
                                                                =====                                     ====

Net yield on average interest-earning assets (4)                4.07%                                     3.95%
                                                                =====                                     ====


Notes on Page 12.



(In thousands)
Nine-Month Periods
------------------
Ended March 31                                        1997                                        1996
--------------                              ---------------------------                ----------------------------
                                                      Interest                                    Interest
                                            Average    Income/  Yield/                  Average   Income/    Yield/
                                            Balance    Expense    Rate                  Balance   Expense     Rate
                                            -------    -------    ----                  -------   -------     ----
Interest-earning assets;
    Loans receivable (1)(2)                 $694,886   $46,061    8.83%                 $622,720   $41,797     8.94%
    Mortgage-backed securities and
      collateralized mortgage obligations     20,934     1,018    6.48                     7,918       304     5.11
    Investments                               20,641       980    6.32                    24,794     1,107     5.95
    Other interest-earning assets             18,108       712    5.24                    13,254       507     5.10
                                             -------   -------    ----                   -------    ------     ----
        Total interest-earning assets        754,569    48,771    8.61                   668,686    43,715     8.71
                                             -------    ------    ----                   -------    ------     ----

Noninterest-earning assets:
    Cash and cash equivalents                  8,557                                       8,671
    Office properties and equipment, net       9,018                                       8,859
    Other assets                              17,516                                      11,214
    Allowance for loan losses                 (8,245)                                     (6,086)
                                             -------                                      ------

         Total assets                      $ 781,415                                    $691,344
                                           =========                                    ========

Interest-bearing liabilities:
    Checking and money market
       deposit accounts                    $ 101,011     2,820    3.72%                 $ 85,942     2,504     3.88%
    Savings deposits                          67,896     1,731    3.40                    68,382     1,764     3.44
    Certificates                             375,962    16,005    5.67                   342,749    15,352     5.97
    Federal Home Loan Bank advances          130,943     5,430    5.52                   102,326     4,594     5.98
    Other borrowings                           7,092       288    5.41                       372        16     5.73
                                             -------     -----    ----                   -------    ------     ----
         Total interest-bearing liabilities  682,904    26,274    5.13                   599,771    24,230     5.38
                                             -------    ------    ----                   -------   -------     ----

Noninterest-bearing liabilities:
    Deposits                                  24,230                                      29,827
    Other                                     10,648                                       8,821
                                              ------                                     -------

         Total liabilities                   717,782                                     638,419
Stockholders' equity                          63,633                                      52,925
                                              ------                                     -------

         Total liabilities and
             stockholders' equity           $781,415                                    $691,344
                                            ========                                    ========

Average dollar difference between
   interest-earning assets
   and interest-bearing liabilities         $ 71,665                                   $  68,915
                                            ========                                   =========

Net interest income                                    $22,497                                    $ 19,485
                                                       =======                                    ========

Interest rate spread (3)                                          3.48%                                        3.33%
                                                                  =====                                        ====

Net yield on average interest-earning assets (4)                  3.97%                                        3.88%
                                                                  =====                                        ====

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

         The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $5,056,000 in the first nine months of fiscal year 1997 and increased by $4,429,000 in the first nine months of fiscal year 1996, as compared to the same periods in the previous fiscal years. Total interest expense increased by $2,044,000 in the first nine months of fiscal year 1997 and increased by $4,538,000 in the first nine months of fiscal year 1996, as compared to the same periods in the previous fiscal years. The fiscal year 1997 and fiscal year 1996 increases in both interest income and interest expense are due primarily to increases in average interest-earning assets and interest-bearing liabilities.

         The following tables show the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three-month and nine-month periods ended March 31, 1997 and 1996. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that the $3,012,000 increase in net interest income in the first nine months of fiscal year 1997 was the result of a growing balance sheet and falling deposit rates, while the $109,000 decline in net interest income in the first nine months of fiscal year 1996 was the net result of a growing balance sheet adversely affected by rising deposit rates.


(In thousands)
Three-Month Periods
Ended March 31                               Fiscal Year 1997 Versus 1996       Fiscal Year 1996 Versus 1995
--------------                               ----------------------------       ----------------------------
                                               Increase (Decrease) Due to       Increase (Decrease) Due to
                                               --------------------------       --------------------------
                                               Volume    Rate   Total          Volume        Rate       Total
                                               ------    ----   -----          ------        ----       -----

Loans receivable                               $1,846     $47   $1,893          $1,216       $ (365)    $  851
Mortgage-backed securities and
  collateralized mortgage obligations             142      13      155             (48)          (5)       (53)
Investments                                         6      37       43            (181)          11       (170)
Other interest-earning assets                      26       5       31             135          (17)       118
                                               ------    ----   ------          -------       ------    ------
   Total interest-earning assets                2,020     102    2,122           1,122         (376)       746
                                               ------    ----   ------          -------       ------    ------

Checking and money market
   deposit accounts                               137     (17)     120              54          (11)        43
Savings deposits                                  (4)      (8)     (12)           (142)          (2)      (144)
Certificates                                      305    (221)      84           1,171          323      1,494
Federal Home Loan Bank advances                   698      30      728            (272)        (230)      (502)
Other borrowings                                   39       1       40            (118)         (29)      (147)
                                               ------    ----   ------          -------       ------     ------
   Total interest-bearing liabilities           1,175    (215)     960             693           51        744
                                               ------    ----   ------          -------       ------     ------

Net interest income                             $ 845   $ 317   $1,162          $  429      $  (427)    $    2
                                                =====   =====   ======          ======      ========   ========




(In thousands)
Nine-Month Periods
Ended March 31                                            Fiscal Year 1997 Versus 1996            Fiscal Year 1996 Versus 1995
--------------                                            ----------------------------            ----------------------------
                                                            Increase (Decrease) Due to              Increase (Decrease) Due to
                                                            --------------------------              --------------------------

                                                       Volume         Rate         Total         Volume        Rate          Total
                                                       ------         ----         -----         ------        ----          -----

Loans receivable                                      $ 4,770       $  (506)      $ 4,264       $ 4,558       $    30       $ 4,588
Mortgage-backed securities and
  collateralized mortgage obligations                     614           100           714          (120)          (80)         (200)
Investments                                              (202)           75          (127)         (201)           (3)         (204)
Other interest-earning assets                             191            14           205           237             8           245
                                                      -------       -------       -------       -------       -------       -------
   Total interest-earning assets                        5,373          (317)        5,056         4,474           (45)        4,429
                                                      -------       -------       -------       -------       -------       -------

Checking and money market
   deposit accounts                                       413           (97)          316           (31)          254           223
Savings deposits                                          (13)          (20)          (33)         (671)          (10)         (681)
Certificates                                            1,356          (703)          653         3,813         1,484         5,297
Federal Home Loan Bank advances                         1,153          (317)          836            75            37           112
Other borrowings                                          273            (1)          272          (397)          (16)         (413)
                                                      -------       -------       -------       -------       -------       -------
   Total interest-bearing liabilities                   3,183        (1,139)        2,044         2,789         1,749         4,538
                                                      -------       -------       -------       -------       -------       -------

Net interest income                                   $ 2,190       $   822       $ 3,012       $ 1,685       $(1,794)      $  (109)
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

         The following tables summarize the contractual repayment terms of the total loans receivable of the Company as of March 31, 1997, as well as the amount of fixed rate and variable rate loans due after March 31, 1998. The tables have not been adjusted for estimates of prepayments and do not reflect periodic repricing of adjustable rate loans. The tables do include $49,526,000 of fixed rate loans receivable held for sale and $14,606,000 of adjustable rate loans held for sale as of March 31, 1997.



                                                      Balance                  Principal Repayment Contractually Due in
                                                     Outstanding                 12-Month Period Ending December 31,
                                                                   -----------------------------------------------------------------
                                                     March 31,                                        2001-     2003-     2008 and
(In thousands)                                           1997        1998        1999       2000       2002      2007     Thereafter
                                                      ---------    --------    --------    -------    -------   -------   ----------

Residential and commercial real estate (1)             $538,574    $ 38,767    $ 27,106    $17,989    $38,965    $94,025    $321,722
Construction                                            130,998     109,661      16,148      4,848        341       --          --
Consumer and other loans                                 61,468      16,222      13,178     10,270     11,568      4,483       5,747
                                                       --------    --------    --------    -------    -------    -------    --------
                                                       $731,040    $164,650     $56,432    $33,107    $50,874    $98,508    $329,469
                                                       ========    ========    ========    =======    =======    =======    ========


(1)  Includes loans held for sale.



                                                      Fixed             Variable
(In thousands)                                         Rate              Rate            Total
                                                       ----              ----            -----

Residential and commercial real estate (2)           $161,343          $338,464        $ 499,807
Construction                                                0            21,337           21,337
Consumer and other loans                               42,067             3,179           45,246
                                                     --------          --------         --------
     Total due after December 31, 1997               $203,410          $362,980         $566,390
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

         Asset and liability management strategies impact the one year maturity "gap", which is the difference between interest-earning assets and interest-bearing liabilities maturing or repricing in one year or less. The Company's one year gap was a positive 7.62% of total assets at March 31, 1997 as follows:




                                                                                1 Year          1 - 3          3 - 5         Over 5
(In thousands)                                                   Total          or Less         Years          Years          Years
--------------                                                   -----          -------         -----          -----          -----

Interest-earning assets:
   Loans receivable (1)                                        $ 739,880        $502,716       $111,083       $37,532       $ 88,549
   Mortgage-backed securities and
     collateralized mortgage obligations                          12,532             212              0             0         12,320
   Investments                                                    20,455           7,828              0         4,000          8,627
   Other interest-earning assets                                  16,829          16,829              0             0              0
                                                               ---------        --------       --------       -------       --------
       Total interest-earning assets                             789,696        $527,585       $111,083       $41,532       $109,496
                                                                                ========       ========       =======       ========
Noninterest-earning assets                                        36,457
Allowance for loan losses                                         (8,840)

       Total assets                                            $ 817,313

Interest-bearing liabilities:
   Checking and money-market
     deposit accounts (2)                                      $  99,310        $ 37,260       $      0       $     0       $ 62,050
   Savings deposits (3)                                           69,275          17,319          9,699         8,313         33,945
   Certificates                                                  391,409         278,058         77,802        33,985          1,564
   FHLB advances                                                 146,552         132,000          6,500         7,500            552
   Other borrowings                                                  648             648              0             0              0
                                                               ---------        --------       --------       -------       --------
       Total interest-bearing liabilities                        707,194        $465,285       $ 94,001       $49,798       $ 98,111
                                                                                ========       ========       =======       ========
Noninterest-bearing liabilities                                   44,228
                                                                                                                            --------

       Total liabilities                                         751,422
Stockholders' equity                                              65,891

       Total liabilities and
         stockholders' equity                                  $ 817,313

aturity/repricing gap                                                           $ 62,301       $ 17,083       $(8,266)      $ 11,385

Cumulative gap                                                                  $ 62,301       $ 79,383       $71,117       $ 82,502

As percent of total assets                                                         7.62%          9.71%         8.70%         10.09%

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

         The preceding table does not reflect the degree to which adjustment of rate sensitive assets may be restricted by contractual or other limitations (such as loan rate ceilings) to applicable asset repricing mechanisms. Included in rate sensitive assets maturing or repricing in one year or less are $224.0 million of adjustable rate mortgage loans with rates tied to U.S. Treasury securities with a constant maturity of one year and a 2.00% annual interest rate increase or decrease cap. The movement of interest rates on these loans may not precisely correspond with the upward or downward movement in loan market rates or deposit and borrowing rates.

         The  Company's   portfolio  of  loans  held  for   investment   totaled
$666,908,000 at March 31, 1997, representing 81.6% of total assets. The following table sets forth information at the dates indicated concerning the composition of the Company's loan portfolio, by type:

                                             March 31, 1997              June 30, 1996            March 31, 1996
                                            -----------------         -----------------         -----------------
                                                      Percent                   Percent                   Percent
                                                         of                       of                         of
                                                        Gross                    Gross                      Gross
(In thousands)                                Amount    Loans           Amount   Loans           Amount     Loans
                                            ---------   -----         ---------  -----          --------    -----

First mortgage loans:
   Residential - fixed rate                $ 68,945    10.2%          $ 77,266   12.3%           $ 74,387    12.3%
   Residential - adjustable rate            291,186    42.9            270,374   43.2             257,543    42.8
                                            -------    ----            -------   ----            --------   -----
        Total residential                   360,131    53.1            347,640   55.5             331,930    55.1
                                            -------    ----            -------   ----            --------   -----

   Commercial - fixed rate                   17,938     2.6             16,633    2.7              17,769     3.0
   Commercial - adjustable rate              29,851     4.4             32,089    5.1              36,132     6.0
                                            -------    ----            -------   ----            --------   -----
        Total commercial                     47,789     7.0             48,722    7.8              53,901     9.0
                                            -------    ----            -------   ----            --------   -----

   Construction - fixed rate                 16,274     2.4             20,185    3.2              15,194     2.5
   Construction - adjustable rate           118,818    17.5            101,190   16.2             104,325    17.3
                                            -------    ----            -------   ----            --------   -----
        Total construction (1)              135,092    19.9            121,375   19.4             119,519    19.8
                                            -------    ----            -------   ----            --------   -----

Total first mortgage loans                  543,012    80.0            517,737   82.7             505,350    83.1
                                            -------    ----            -------   ----            --------   -----

Second mortgage loans (2):
   Fixed rate                                20,917     3.1             18,201    2.9              16,403     2.7
   Adjustable rate                           30,918     4.6             29,233    4.7              28,167     4.7
                                            -------    ----            -------   ----            --------   -----
        Total second mortgage loans          51,835     7.7             47,434    7.6              44,570     7.4
                                            -------    ----            -------   ----            --------   -----

Loans on savings accounts                     1,964     0.3              1,691    0.3               1,339     0.2
                                            -------    ----            -------   ----            --------   -----

Installment loans:
   Fixed rate                                78,422    11.6             55,910    8.9              47,904     8.0
   Adjustable rate                            2,953     0.4              3,275    0.5               3,333     0.5
                                            -------    ----            -------   ----            --------   -----
        Total installment loans              81,375    12.0             59,185    9.4              51,237     8.5
                                            -------    ----            -------   ----            --------   -----

Gross Loans                                 678,186   100.0%           626,047  100.0%            602,496   100.0%
                                                      ======                    ======                     ======



Less:
   Unearned discount                             76                        301                        429
   Deferred income                            2,362                      2,665                      2,703
   Allowance for loan losses                  8,840                      7,527                      6,482
                                             ------                      -----                  ---------
                                             11,278                     10,493                      9,614
                                             ------                     ------                  ---------

Total net loans held for investment        $666,908                   $615,554                   $592,882
                                           ========                   ========                   ========



(1)  Construction loans are shown net of undisbursed loan funds.
(2)  Includes home equity lines of credit.

         Provision for Loan Losses. The Company provided $609,000 during the third quarter of fiscal year 1997 as additions to the allowance for loan losses, compared to $413,000 in the third quarter of fiscal year 1996. The Company provided $1,751,000 during the first nine months of fiscal year 1997 as additions to the allowance for loan losses, compared to $1,344,000 in the first nine months of fiscal year 1996. In establishing the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, loan loss experience, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. The Company considers the size and risk exposure of each segment of the loan portfolio. For secured loans, management considers estimates of the fair value of the collateral, considering the current and currently anticipated future operating or sales conditions. Such estimates are particularly susceptible to changes that could result in a material adjustment to future results of operations. Factors such as independent appraisals, current economic conditions and the financial condition of borrowers are continuously evaluated to determine whether the Company's investment in such assets does not exceed their estimated values. The Company's policy is to establish both general and specific allowances for loan losses.

         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the first nine months of fiscal years 1997 and 1996:

(In thousands)
Nine-Month Periods
Ended March 31                                        1997             1996
--------------                                        ----             ----

Balance at beginning of period                        $ 7,527       $   6,373
Provision charged to expense                            1,751           1,344

Loans charged off:
  Residential real estate                                 -                 3
  Commercial real estate                                  156           1,056
  Construction                                            -               -
  Consumer and other loans                                326             219
                                                     --------        --------
      Total charge-offs                                   482           1,278
                                                     --------        --------

Recoveries of loans previously charged off:
  Residential real estate                                 -               -
  Commercial real estate                                  -               -
  Construction                                            -               -
  Consumer and other loans                                 44              43
                                                     --------         -------
      Total recoveries                                     44              43
                                                     --------         -------

      Net charge-offs                                     438           1,235
                                                      -------         -------

Balance at end of period                              $ 8,840         $ 6,482
                                                      =======         =======

Average loans held for investment                     648,505        $591,441
Loans held for investment at period end (1)           675,748         599,364
Ratio of provision for loan losses to
    average loans held for investment                    0.27%           0.23%
Ratio of net charge-offs to average
    loans held for investment                             .07%           0.21%
Ratio of allowance for loan losses to loans
    held for investment at period end                    1.31%           1.08%


-------------------------------
(1) Loans receivable shown gross of allowance for loan losses, net of premium/discount.


         While the Company's management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to the various portfolios to provide an indication of the relative risk characteristics of the total loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that chargeoffs for the balance of fiscal year 1997 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at March 31, 1997, June 30, 1996 and March 31, 1996 and the ratio of the related outstanding loan balances to total loans held for investment are as follows:


         (In thousands)                              March 31, 1997                 June 30, 1996               March 31, 1996
                                                   -----------------           ----------------------        --------------------
                                                                Ratio of                       Ratio of                   Ratio of
                                                                Loans to                       Loans to                   Loans to
                                                               Total Loans                   Total Loans                 Total Loans
                                                                Held for                       Held for                    Held for
                                              Allowance        Investment    Allowance        Investment    Allowance     Investment
                                              ---------        ----------    ---------        ----------    ---------     ----------

Residential real estate                         $1,605             60.8%       $1,425             63.1%       $1,280         62.5%
Commercial real estate                           2,760              7.0         2,552              7.8         2,127          9.0
Construction                                     3,100             19.9         2,200             19.4         1,825         19.8
Consumer and other loans                         1,375             12.3         1,350              9.7         1,250          8.7
                                                ------          -------        ------          -------        ------        -----

                                                $8,840            100.0%       $7,527            100.0%       $6,482        100.0%
                                                ======          =======        ======          =======        ======        =====

         Retail Banking Operations. The Company's retail banking activities consist of attracting checking and savings deposits from the general public through its retail banking offices and lending funds to retail banking customers by means of home equity and installment loans.

         As of March 31, 1997, the Company operated twenty-four full service retail facilities throughout Virginia. The Company opened a twenty fourth full-service retail banking branch on January 27, 1997.

         The Company opened a branch on September 11, 1995. The branch is located at the intersection of Old Bridge Road and Hedges Run Drive, at the "Lake Ridge Commons Shopping Center" in Woodbridge, Virginia. The Woodbridge branch was the Company's first retail banking presence in the Northern Virginia market. The Company's Mortgage Banking Division is also headquartered in Woodbridge.

         The Company originated $3,360,000 of residential equity lines of credit and fixed-rate second mortgages during the third quarter of fiscal year 1997, compared to $3,489,000 in the third quarter of fiscal year 1996. The Company originated $13,812,000 of residential equity lines of credit and fixed-rate second mortgages during the first nine months of fiscal year 1997, compared to $16,609,000 in the first nine months of fiscal year 1996.

         In addition to originating consumer-type loans, the Company occasionally purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. The Company purchased $5,194,000 of fixed rate equity and mobile home loans during the third quarter, and $16,556,000 during the first nine months of fiscal 1997. The Company had purchased $976,000 in the third quarter of the prior fiscal year. This represented the balance year-to-date as well in 1996.

         The Company originated in aggregate $20,057,000 of consumer and installment loans during the third quarter of fiscal year 1997, compared to $10,721,000 in the second quarter of fiscal year 1996. The Company originated $60,144,000 of consumer and installment loans during the first three quarters of fiscal year 1997, compared to $34,698,000 in the first three quarters of fiscal year 1996.

         Within the figures above, the Company began originating commercial loans in its new commercial lending division. Commercial loans originated in this new retail division aggregated $3,140,000 during the quarter and are detailed in the chart below.

         The Company has placed emphasis on making these forms of credit available to its retail customers. The Company's success in promoting these loan products is attributed to enhanced training of retail branch personnel, the centralization of credit decision-making, and marketing campaigns that target these products.


         The following table summarizes retail banking loan originations and purchases by type of loan for the three-month and nine-month periods ended March 31, 1997 and 1996:


         (In thousands)
         Three-Month Periods
         Ended March 31                                  1997              1996
         --------------                           -----------------  -----------------
                                                              % of               % of
                                                    Amount    Total    Amount    Total

         Residential equity lines of credit (1)   $ 1,816       9.0% $ 2,104      19.6%
         Fixed-rate second mortgage loans           6,738      33.6    2,361      22.0
         Consumer loans                             8,363      41.7    6,256      58.4
         Commercial loans                           3,140      15.7     --         --
                                                  -------   -------  -------     -----

         Total originations and purchases         $20,057     100.0% $10,721     100.0%
                                                  =======   =======  =======     =====



         Nine-Month Periods
         Ended March 31                                                     1997                       1996
         ------------------                                            ---------------          ------------------
                                                                                 % of                       % of
                                                                       Amount    Total           Amount    Total
                                                                       ------    -----           ------    -----

         Residential equity lines of credit (1)                          7,559    12.6%         $ 8,107      23.4%
         Fixed-rate second mortgage loans                               22,809    37.9            9,478      27.3
         Consumer loans                                                 26,636    44.3           17,113      49.3
         Commercial loans                                                3,140     5.2               -         -
                                                                       --------  -----          -------     -----

         Total originations and purchases                             $ 60,144   100.0%         $34,698     100.0%
                                                                      ========   =====          =======     =====


----------------
         (1) Reflects loan balances prior to deduction of undisbursed loan amounts.

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

         Origination and Purchase of Mortgage Loans. The Company originated $152,742,000 of fixed rate conventional, Federal Housing Administration ("FHA"), and Veterans Administration ("VA") residential loans during the third quarter of fiscal year 1997, compared to $101,040,000 in the third quarter of fiscal year 1996 and $42,937,000 in the third quarter of fiscal year 1995. The Company originated $415,354,000 of such loans during the first nine months of fiscal year 1997, compared to $326,554,000 in the first nine months of fiscal year 1996 and $173,694,000 in the first nine months of fiscal year 1995. The 88.0% increase in the first nine months of fiscal year 1996 compared to the same period in fiscal year 1995 was due to a moderation in market interest rates and an increase in new housing starts, primarily in the Northern Virginia and Maryland markets. The 27.2% increase in the first nine months of 1997 compared to the same period in 1996 is due to continuing moderate market interest rates as well as the addition of four new loan origination centers in August 1996 and the acquisition of American Finance and Investment, Inc. in December, 1996.

         The Company originated $21,282,000 of adjustable rate residential mortgage loans during the third quarter of fiscal year 1997, compared to $16,816,000 in the third quarter of fiscal year 1996 and $14,731,000 in the third quarter of fiscal year 1995. The Company originated $63,494,000 of such loans during the first nine months of fiscal year 1997, compared to $58,342,000 in the first nine months of fiscal year 1996 and $69,149,000 in the first nine months of fiscal year 1995. Originations in the first three quarters of fiscal year 1996 were 15.6% less than in the same period in fiscal year 1995, as moderating interest rates shifted consumer interest back to the fixed rate products. This trend continued in 1997 as adjustable rate mortgage loan originations shrank to 12.0% of total originations in the first nine months of fiscal year 1997, compared to 13.6% in the first nine months of fiscal year 1996.

         In addition to originating residential mortgage loans, the Company also purchases loans to obtain geographic diversity and yields not obtainable in the Company's normal lending areas. However, no ARM loans were purchased during the first three quarters of fiscal years 1997 and 1996.

         The Company originated $16,015,000 of construction loans during the third quarter of fiscal year 1997, compared to $19,253,000 in the third quarter of fiscal year 1996 and $14,489,000 in the third quarter of fiscal year 1995. The Company originated $51,519,000 of construction loans during the first three quarters of fiscal year 1997, compared to $41,774,000 in the first three quarters of fiscal year 1996 and $53,004,000 in the first half of fiscal year 1995. Construction loans were 9.7% of total permanent mortgage loan and construction loan originations in the first three quarters of fiscal year 1997, compared to 9.7% in the first three quarters of fiscal year 1996. The increases in both outstanding construction loan balances and loan commitments has been consistent with management's goals of diversifying the Company's loan portfolio and penetrating undeserved markets. The Company believes that its construction lending underwriting standards are conservative. Substantial builder equity is typically required and home starts ahead of actual sales are strictly controlled.

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

         While the Company has financed residential construction projects throughout its business area, a substantial portion of the Company's construction lending in the past two fiscal years has been in Northern Virginia and Maryland. The Company utilized residential construction loan financing as an entry mechanism into the Northern Virginia and Maryland markets at a time of diminished competition due to savings institution failures, deflated real estate prices and a migration by traditional lending sources away from construction and residential mortgage lending. While the Company's market penetration of the Northern Virginia and Maryland markets in the past two years has been substantial, management is committed to retaining its conservative credit risk profile, and is willing to forego market share to new or returning competitors who may be willing to sacrifice quality to achieve volume goals. Management's adherence to its quality standards could result in reductions in construction loan balances and commitments in future periods. As a percentage of the Company's loan originations, construction and development lending during fiscal year 1997 is expected to be less than the levels seen in fiscal year 1996. The Company continues to evaluate the feasibility of sustaining or expanding the present construction lending levels.

         The following tables summarize first mortgage and construction loan originations by type of loan for the three-month and nine-month periods ended March 31, 1997 and 1996:


         (In thousands)
         Three-Month Periods
         Ended March 31                                            1997                       1996
         --------------                                     --------------------       -----------------
                                                                         % of                      % of
                                                               Amount     Total          Amount     Total
         Permanent mortgage loans:
              Fixed rate residential:
                   Conventional                              $ 110,720    58.3%         $ 76,476    55.8%
                   FHA/VA                                       42,022    22.1            24,564    17.9
                                                              --------    ----          --------   -----
                                                               152,742    80.4           101,040    73.7
                                                              --------    ----          --------   -----

              Adjustable rate residential:
                   One year                                      8,737     4.6             8,827     6.5
                   Three year                                    7,429     3.9             7,989     5.8
                   Other                                         5,116     2.7                -       -
                                                              --------    ----          --------   -----
                                                                21,282    11.2            16,816    12.3
                                                              --------    ----          --------   -----

         Construction loans (1):
             Residential construction                           13,710     7.2            10,876     7.9
             Acquisition, development
                and commercial construction                      2,305     1.2             8,377     6.1
                                                              --------    ----          --------   -----
                                                                16,015     8.4            19,253    14.0
                                                              --------    ----          --------   -----

         Total originations and purchases                    $ 190,039   100.0%         $137,109   100.0%
                                                              ========   ======         ========   ======



         (1) Reflects loan balances prior to deduction of undisbursed loan amounts.


         (In thousands)
         Nine-Month Periods
         Ended March 31                                             1997                      1996
         --------------                                    -----------------------   ---------------------
                                                                         % of                      % of
                                                               Amount     Total          Amount     Total

         Permanent mortgage loans:
               Fixed rate residential:

                   Conventional                              $278,815     52.6%        $243,405    56.6%
                   FHA/VA                                     136,539     25.7           83,149    19.3
                                                              -------    -----         --------    ----
                                                              415,354     78.3          326,554    75.9
                                                              -------    -----         --------    ----

              Adjustable rate residential:
                   One year                                    31,461      5.9           36,196     8.4
                   Three year                                  26,917      5.1           22,146     5.2
                   Other                                        5,116      1.0              -        -
                                                              -------    -----         --------    ----
                                                               63,494     12.0           58,342    13.6
                                                              -------    -----         --------    ----

              Fixed rate commercial                               -         -             3,283     0.8
                                                              -------    -----         --------    ----

         Construction loans (1):
             Residential construction                          42,086      7.9           29,297     6.8
             Acquisition, development
                and commercial construction                     9,433      1.8           12,477     2.9
                                                              -------    -----         --------    ----
                                                               51,519      9.7           41,774     9.7
                                                              -------    -----         --------    ----

         Total originations and purchases                   $ 530,367    100.0%        $429,953   100.0%
                                                            =========    =====         ========   =====

------------------------

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

         Gains from the sales of mortgage loans and securitized loans were $1,723,000 in the third quarter of fiscal year 1997, an increase of $640,000, or 59.1%, over the gains of $1,083,000 in the third quarter of fiscal year 1996. Gains from such sales were $3,676,000 in the first three quarters of fiscal year 1997, an increase of $1,666,000, or 82.9%, over the gains of $2,010,000 in the first three quarters of fiscal year 1996.

         All  fixed  rate   mortgage   loans   originated  by  the  Company  are
underwritten following guidelines which will qualify them for sale in the secondary market. The Company sells its FHA and VA loans to various investors on a servicing-released basis. The Company either sells its conventional fixed rate residential production on an individual loan basis or securitizes loans through the creation of Federal National Mortgage Association ("FNMA") and Federal Loan Mortgage Corporation ("FHLMC") mortgage-backed securities. The securities created by securitizing loans originated by the Company are immediately sold to various investors. No portions of such securities were held by the Company at March 31,1997, June 30, 1996, or March 31, 1996. In the event the Company were to hold such a security as of the end of an accounting period, the security would constitute a "trading security", and as such would be recorded on the consolidated statement of financial condition at fair value, and unrealized holding gains and losses would be included in earnings.

         The Company sold $107,203,000 of fixed rate mortgage loans and securitized loans during the third quarter of fiscal year 1997, compared to $85,200,000 in the third quarter of fiscal year 1996. The Company sold $302,639,000 of such loans during the first nine months of fiscal year 1997, compared to $245,343,000 in the first nine months of fiscal year 1996. The sale of fixed rate product is intended to protect the Company from precipitous changes in the general level of interest rates as well as to create an income stream from servicing fees on loans sold. The magnitudes of the period-to-period changes in loan sales are consistent with and reflect the percentage changes in fixed rate mortgage loan originations in those periods.

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

         The Company sold $31,422,000 of adjustable rate mortgage loans and securitized loans during the third quarter of fiscal year 1997, compared to $17,966,000 in the third quarter of fiscal year 1996. The Company sold
$59,635,000 of such loans during the first nine months of fiscal year 1997, compared to $58,306,000 in the first nine months of fiscal year 1996. The sizable proportion of adjustable rate loan and securitized loan sales to total sales in fiscal year 1996 compared to fiscal year 1997 is due to the increased popularity of adjustable rate mortgage loans in the rising interest rate environment, and the corresponding demand for adjustable rate loans and securities in the secondary market. In addition, production of adjustable rate loans in the first, second and third quarters of both fiscal year 1997 and fiscal year 1996 exceeded the Company's capacity to add such loans to its loan portfolio.

         The following tables summarize mortgage loan sales by type of loan for the three-month and nine-month periods ended March 31, 1997 and 1996. The table does not reflect commitments sold for which mortgage loans had not been delivered and funded at period end.

         (In thousands)
         Three-Month Periods
         Ended March 31                                                              1997                   1996
         --------------                                                         ----------------    ------------------
                                                                                           % of                  % of
                                                                                Amount     Total      Amount     Total

         Fixed rate                                                             $107,203    77.3%    $ 85,200     82.6%
         Adjustable rate                                                          31,422    22.7       17,996     17.4
                                                                                --------   ------    --------   ------

         Total mortgage loans sold                                              $138,625   100.0%    $103,196    100.0%
                                                                                ========   ======    ========   ======


         Nine-Month Periods
         Ended March 31                                                              1997                   1996
         --------------                                                         ----------------    ------------------
                                                                                           % of                  % of
                                                                                Amount     Total      Amount     Total


         Fixed rate                                                             $302,639    83.5%    $245,343     80.8%
         Adjustable rate                                                          59,635    16.5       58,306     19.2
                                                                                --------   -----     --------   ------

         Total mortgage loans sold                                              $362,274   100.0%    $303,649    100.0%
                                                                                ========   ======    ========   ======


         Included in the figures above are mortgage loans which were securitized into mortgage-backed securities in connection with and immediately prior to sale. Securitized loans in the above figures totaled $147,639,000 in the first nine months of fiscal year 1997 and $75,614,000 in the first nine months of fiscal year 1996.

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

         The Company defers fees it receives in loan origination, commitment and purchase transactions. Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan's yield using the level- yield method. Net commitment fees for permanent forward commitments issued to builders and/or developers for the purpose of securing loans for their purchasers are also deferred. Deferred income pertaining to loans held for sale is taken into income at the time of sale of the loan.

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

         As a result of the sale of the rights to service loans for others, loan servicing income declined by $1,314,000 to $1,206,000 during the first three quarters of fiscal year 1997. The income in the first three quarters of fiscal year 1997 consists of late charges and other fee income related to the Company's loan portfolio.

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

         The  amortized  cost  and  fair  value  of  the  Company's   investment
securities and mortgage-backed securities (including collateralized mortgage obligations, or "CMOs") are as follows:


(In thousands)                                           March 31, 1997              June 30, 1996               March 31, 1996
                                                      -------------------      ---------------------     --------------------------
                                                      Amortized      Fair        Amortized       Fair       Amortized        Fair
                                                        Cost         Value         Cost          Value       Cost            Value
                                                        ----         -----         ----          -----       ----            -----
Investment Securities

         Held to maturity:

            FHLB notes                                $   --         $  --        $   --         $  --        $   --         $  --
            Municipal bonds                              6,200         6,200         6,278         6,278         7,520         7,520
                                                      --------       -------      --------       -------      --------       -------

                                                         6,200         6,200         6,278         6,278         7,520         7,520
                                                      --------       -------      --------       -------      --------       -------

         Available for sale:
            FHLB notes                                   6,450         6,427         6,440         6,385         2,000         1,983
            FNMA bonds                                    --            --            --            --           1,968         2,047
                                                      --------       -------      --------       -------      --------       -------
                                                         6,450         6,427         6,440         6,385         3,968         4,030
         Net unrealized gain (loss)                        (23)         --             (55)         --              62          --
                                                      --------       -------      --------       -------      --------       -------

                                                         6,427         6,427         6,385         6,385         4,030         4,030
                                                      --------       -------      --------       -------      --------       -------
                                                      $ 12,627       $12,627      $ 12,663       $12,663      $ 11,550       $11,550
                                                      ========       =======      ========       =======      ========       =======
Mortgage-Backed Securities

         Held to maturity:
            FHLMC                                     $    370       $   377      $    374       $   382      $    375       $   385
            Other                                         --            --            --            --             184           184
                                                      --------       -------      --------       -------      --------       -------

                                                           370           377           374           382           559           569
                                                      --------       -------      --------       -------      --------       -------

         Available for sale:
            FNMA                                           555           541         3,066         3,051         3,189         3,189
            CMOs                                        11,657        11,621        12,402        12,269         8,905         8,865
                                                      --------       -------      --------       -------      --------       -------
                                                        12,212        12,162        15,468        15,320        12,094        12,054
            Net unrealized loss                            (50)         --            (148)         --             (40)         --
                                                      --------       -------      --------       -------      --------       -------

                                                        12,162        12,162        15,320        15,320        12,054        12,054
                                                      --------       -------      --------       -------      --------       -------

                                                      $ 12,532       $12,539      $ 15,694       $15,702      $ 12,613       $12,623
                                                      ========       =======      ========       =======      ========       =======


         Noninterest Income. Financial service fees increased by $133,000, or 24.4% in the third quarter of fiscal 1997 and by $87,000, or 19.0%, in the third quarter of fiscal year 1996, compared to the same periods in the respective previous years. Such fees increased by $327,000 or 19.5% in the first three quarters of fiscal year 1997 and by $191,000, or 12.9%, in the first three quarters of fiscal year 1996, compared to the same periods in the respective previous years. These three-month and nine-month period-to-period increases are primarily attributed to the increase in the number of checking accounts resulting from promotional campaigns targeted to the checking product.

         In addition, financial service fees in the first nine months of fiscal year 1997 include $67,000 earned from the Company's relationship with CoreLink Financial, Inc. ("CoreLink"). The Company earned $52,000 in the first nine months of fiscal year 1996 under a previous arrangement. Pursuant to a contractual arrangement, CoreLink leases office space in certain of the Company's facilities through which stocks, bonds, mutual funds and investment counseling are provided. Such fees were lower in the first half of fiscal year 1997, as compared to the same period in fiscal year 1996, since the CoreLink relationship is in a start-up mode. Effective as of April 1, 1996, the Company engaged CoreLink to replace INVEST Financial Services, Inc. as its broker-dealer for providing mutual funds and other securities products to the Company's customers.

         Sales of real estate owned yielded net gains of $27,000 and $66,000 in the third quarters of fiscal years 1997 and 1996, respectively, and yielded gains of $124,000 and $136,000, respectively, for the first nine months of such fiscal years. The Company recorded losses on the revaluation of real estate owned of $0 and $77,000 in the third quarters of fiscal years 1997 and 1996, respectively, and recorded losses of $214,000 and $444,000, respectively, for the first nine months of such fiscal years. It is the Company's policy to record allowances for estimated losses on real estate owned when, based upon its evaluation of various factors such as independent appraisals and current economic conditions, it determines that the investment in such assets is greater than their fair values less cost to dispose.

         Century Title Insurance Agency, Inc. was incorporated in December 1994 as a subsidiary of the Savings Bank. This new business unit offers a full range of title insurance products to the general public and enhances the diversification of products to both existing and prospective mortgage loan customers. It is based at the headquarters of the Virginia First Mortgage Division in Woodbridge, Virginia. Century Title generated $46,000 of net title fee income in the third quarter of fiscal year 1997 and $157,000 in the first nine months of fiscal year 1997.

         Noninterest Expenses. Personnel and related employee benefits expense is the Company's largest non-interest expense. Personnel expense for the third quarter of fiscal year 1997 was $3,614,000, compared to $2,548,000 in the third quarter of fiscal year 1996 and $2,309,000 in the third quarter of fiscal year 1995. Such expense for the first three quarters of fiscal year 1997 was $9,188,000, compared to $7,127,000 in the first three quarters of fiscal year 1996 and $7,639,000 in the first three quarters of fiscal year 1995. The 6.7% decrease in personnel expense in the first three quarters of fiscal year 1996, as compared to the same period in fiscal year 1995, reflects the consolidation of back office operations of the Companies mortgage banking divisions. The consolidation eliminated duplicate support structures and provided for more efficient and uniform delivery of mortgage services. Also, commissions paid to mortgage loan originators, which is a substantial component of personnel expense, declined proportionately to the reduction in the volume of loans closed. The 28.9% increase in personnel expense in the first three quarters of fiscal year 1997, as compared to the same period in fiscal year 1996, reflects the Company's expansion, (the addition of four loan origination offices in August 1996, the acquisition of American Finance and Investment, Inc. in December 1996, and the opening of our

Garrisonville retail office in January, 1997). The increase in personnel expense also reflects the impact of personnel hired to meet the Company initiatives in marketing, consumer finance, commercial lending, deposits, and the commission expenses related to our increase in loan originations.

         Occupancy expense for the third quarters of fiscal years 1997 and 1996 was $451,000 and $447,000, respectively. Such expense was $1,290,000 and $1,202,000, respectively, for the first nine months of those fiscal years. The 7.3% increase for the first three quarters of fiscal year 1997 is attributable to the opening of one retail banking branch, the opening of four mortgage offices, and the acquisition of American Finance & Investment, Inc.

         Data processing expense for the third quarters of fiscal years 1997 and 1996 was $416,000 and $438,000, respectively. Such expense was $1,350,000 and $1,286,000, respectively, for the first nine months of those fiscal years. The fiscal year 1997 of 4.9% was due to increased loan and deposit account volume and local area networking.

         Income Taxes. Income tax expense for the third quarter of fiscal year 1997 was $1,236,000, resulting in an effective tax rate of 35.8%. By comparison, the Company had income tax expense of $1,231,000 for an effective tax rate of
36.0% in the third quarter of fiscal year 1996. The income tax expense and effective tax rate of the first nine months of fiscal year 1997 were $2,460,000 and 34.9%, compared to $3,617,000 and 36.8% in the same period in fiscal year 1996.

         The effective tax rates differ from the statutory federal rates. The prohibition against claiming amortization for certain purchase accounting adjustments (goodwill) for income tax purposes tends to increase the effective tax rate, while the effective tax rate tends to be lower due to tax-exempt interest income. The effective rate also provides for state income taxes.

Financial Condition

         Liquidity and Capital Resources. The primary sources of funds for the Company consist of checking and savings deposits, loan sale fundings, loan repayments,  borrowings  from the FHLB  and  others,  and  funds  provided  from operations. Deposits totaled $595,126,000 at March 31, 1997, an increase of $21,590,000, or 3.8%, over the $573,536,000 at June 30, 1996. Certificates of deposit grew by $23,827,000 in the first nine months of fiscal year 1997, while savings deposits increased by $451,000 and checking and money market deposit accounts decreased by a total of $2,688,000. Higher market interest rates in the first nine months of fiscal year 1997 increased the attractiveness of certificates compared to savings and checking products, on which interest rates have risen more slowly. Approximately $278.0 million in certificate accounts will mature in the twelve-month period ending March 31, 1998. The Company's management believes that most of the maturing liabilities will be reinvested with the Company.

         Advances from the FHLB increased by $44,500,000 to $146,552,000 at March 31, 1997, compared to $102,052,000 at June 30, 1996. The Company has access to advances from the FHLB generally secured by pledging mortgage loans and its stock in the FHLB.

         The Company will sometimes borrow from several sources using mortgage-backed securities as collateral. However, no such borrowings were outstanding at March 31, 1997. The Company's management will use this method of financing to the extent that it is less expensive than alternative sources and is within regulatory guidelines. The Company's borrowings, including FHLB advances, at March 31, 1997 were 18.0% of assets, compared to 13.7% of assets at June 30, 1996.

         The Company sells mortgage loans and securitized loans in the secondary market and redeploys the sales proceeds in its lending operations. To a lesser extent, the proceeds of periodic loan payments and loan payoffs provide funds for lending operations.

         The primary use of funds by the Company is loan originations. The Company's loan portfolio, including loans held for sale, totaled $666,908,000 at March 31, 1997 compared to $615,554,000 at June 30, 1996, an increase of $51,354,000, or 8.3%. The Company's loans held for investment and for sale represented 89.4% of assets at March 31, 1997, compared to 88.6% of assets at June 30, 1996.

         The Company had outstanding fixed rate loan origination commitments of $2,878,000 and outstanding adjustable rate loan commitments of $774,000 at March 31, 1997.

         The Company had no outstanding loan purchase commitments at March 31, 1997. The Company had outstanding commitments to fund $35,650,000 of construction loans at March 31, 1997. In addition, the Company had $30,664,000 outstanding in lines of credit extended to its customers at March 31, 1997. The Company's management does not anticipate any difficulties in satisfying these commitments.

         Due to the relative size of the Company's loan portfolio, purchases and sales of investments have a limited impact on the Company's funding requirements. Investments and mortgage-backed securities (classified as either held to maturity or available for sale), excluding FHLB stock, totaled
$25,159,000 at March 31, 1997 and  $28,357,000  at June 30, 1996.  Such balances represented 3.1% and 3.8%, respectively, of total assets at those dates.

         Liquidity is the ability to meet present and future financial obligations, either through the acquisition of additional liabilities or from the sale or maturity of existing assets, with minimal loss. Regulations of the OTS require thrift associations and/or savings banks to maintain liquid assets at certain levels. At present, the required ratio of liquid assets to withdrawable savings and borrowings due in one year or less is 5.0%. In fiscal year 1997 the Company is maintaining liquidity in excess of the required amount. At March 31, 1997 and June 30, 1996, the Company had liquidity ratios of 5.3% and 5.2%, respectively. The Company's management anticipates that it will be able to maintain its current level of regulatory liquidity during the balance of fiscal year 1997.

         At March 31, 1997, the Savings Bank's net worth under generally accepted accounting principles ("GAAP") was $65,904,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets. As of March 31, 1997, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:

                                                                                          Risk -
                                                     Tangible            Core             Based
         (In thousands)                               Capital           Capital          Capital
         --------------                               -------           -------          -------

         GAAP capital                                 $65,904            $65,904         $65,904
         Non-allowable assets:
                  Goodwill                             (2,133)           (2,133)          (2,133)
                  Other intangible assets                (153)            -                -
                  Equity in subsidiaries               (1,487)           (1,487)          (1,487)
                  Other                                   -                -                 -
         Additional capital items:
                  Unrealized gain on
                    debt securities, net                   44                44               44
                  General loss allowances                   -                 -            7,406
                                                     --------          --------         --------
         Regulatory capital - computed                 62,175            62,328           69,734
         Minimum capital requirement                   12,212            32,572           47,400
                                                     --------          --------         --------
         Excess regulatory capital                    $49,963           $29,756          $22,334
                                                      =======           =======          =======

         Ratios:

         Regulatory capital - computed                   7.64%             7.65%           11.77%
         Minimum capital requirement                     1.50              4.00             8.00
                                                        -----             -----           ------
         Excess regulatory capital                       6.14%             3.65%            3.77%
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

The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the dates indicated:


         (In thousands)                                March 31,     June 30,    March 31,
                                                         1997          1996        1996
                                                         ----          ----        ----

         Non-accrual loans:
            Residential mortgage                          6,463     $  5,029     $  4,427
            Commercial mortgage                           1,901        1,827        4,215
            Construction                                  3,052        2,747        4,703
            Consumer non-mortgage                         1,607        1,342        1,226
                                                       --------     --------     --------

           Total non-accrual loans                       13,023       10,945       14,571
           Specific loss allowances                        (576)        (646)        (596)
                                                       --------     --------     --------
               Total non-accrual loans, net              12,447       10,299       13,975
                                                       --------     --------     --------

         Real estate acquired through foreclosure:
            One to four family
               residential units                          2,945        2,319        2,818
            Residential land/lots                         1,424        2,004        2,489
            Shopping/retail centers                       1,650        1,727        1,020
            Office buildings                               --           --           --
            Commercial land                                 192          192          192
                                                       --------     --------     --------
           Total real estate acquired
              through foreclosure                         6,211        6,242        6,519
           Specific and general
            allowances for losses                          (540)        (889)        (688)
                                                       --------     --------     --------
               Total real estate acquired through
                  foreclosure, net                        5,671        5,353        5,831
                                                       --------     --------     --------

         Total non-performing assets                   $ 18,118     $ 15,652     $ 19,806
                                                       ========     ========     ========


         Non-accrual loans to gross loans                  1.84%        1.63%        2.26%

         Total non-performing assets to sum of
           gross loans and real estate acquired
           through foreclosure                             2.65%        2.32%        3.05%

         Total non-performing assets to total assets       2.22%        2.10%        2.77%


         The net amount of interest income foregone during the third quarters of fiscal years 1997 and 1996 on loans classified as non-performing was $104,000 and $265,000, respectively. The amount foregone in the first nine months of fiscal year 1997 was $438,000, compared to $507,000 in the first nine months of fiscal year 1996.

As of March 31, 1997, the Company had no restructured loans subject to special reporting rules.

         The following table summarizes all non-accrual loans, by loan type, at March 31, 1997:


                                               Number
                                                 of           Principal         Specific           Net
         (Dollars in thousands)                Loans           Balance          Allowances       Investment
         ----------------------                -----           -------          ----------       ----------

         Residential mortgage                      68           $ 6,463       $  -                 $ 6,463
         Commercial mortgage                        6             1,901          -                   1,901
         Construction                               7             3,052          -                   3,052
         Consumer non-mortgage                    182             1,607          (576)               1,031
                                                 ----           -------         ------               -----
                                                  263           $13,023        $ (576)             $12,447
                                                  ===           =======       ========             =======



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

         Impaired loans and the applicable valuation allowance at March 31, 1997 were as follows:

         (In thousands)                                                Related
                                                           Loan        Valuation
                                                          Balance      Allowance

         Impaired with specific valuation allowance             -           -
         Impaired without specific valuation allowance      5,076           -
                                                           ------      ------

                  Total impaired loans                      5,076           -
                                                           ======      ======


Collateral dependent loans, which are measured at the fair value of the collateral, constituted 100% of impaired loans at March 31, 1997.

         Consistent with the Company's method for nonaccrual loans, interest receipts for impaired loans are applied to principal when the ultimate collectibility of principal is in doubt. The average recorded investment in impaired loans, the amount of interest income recognized, and the amount of interest income recognized on a cash basis during the periods ended March 31, 1997 were as follows:

                                                                   Three Months Ended        Nine Months Ended
(In thousands)                                                         March 31, 1997           March 31, 1997
                                                                   ---------------------     -----------------

Average recorded investment in impaired loans                           4,426                     5,092
Interest income recognized during impairment                               84                       233
Interest income recognized on a cash basis during impairment               84                       233


         The following table summarizes all real estate acquired through foreclosure, by property type, at March 31, 1997:


                                                 Number
                                                  of     Original                Net
         (Dollars in thousands)                  Units    Basis    Allowances  Investment
         ----------------------                  -----    -----    ----------  ----------


         One to four family residential units       23   $ 2,945    $     0    $ 2,945
         Residential land/lots                       5     1,424       (200)     1,224
         Shopping/retail centers                     2     1,650       (200)     1,450
         Commercial land                             1       192          0        192
                                                ------   -------    -------    -------
                                                    31   $ 6,211    $  (400)   $ 5,811
                                                ======   =======    =======    =======
         General loss allowance                   --        --         (140)      (140)
                                                ------   -------    -------    -------
                                                    31   $ 6,211    $  (540)   $ 5,671
                                                ======   =======    =======    =======


         Potential problem loans consist of loans that are currently performing in accordance with contractual terms but for which potential operating or financial concerns of the obligors have caused management to have serious doubts regarding the ability of such obligors to continue to comply with present repayment terms. At March 31, 1997, such potential problem loans that are not included in the above tables as nonperforming amounted to approximately $7,948,000. Depending on the changes in the economy and other future events, these loans and others not presently identified could be classified as non-performing assets in the future. There are no loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed above, that either (a) represent or result from trends or uncertainties that management reasonable expects will materially impact future operating results, liquidity or capital resources or (b) represent material credits about which management is aware of any information that causes management to have serious doubts as to the ability of such borrowers to comply with loan repayment terms.

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


         Management subsequently reached a agreement with the owners to accept the net sales proceeds from the sale of the project to a third party. The transaction was concluded in August 1995 and resulted in a chargeoff of $1,056,000 against the allowance for commercial mortgage loan losses. An arms-length loan was made by the Company to the acquiring entity at market terms, including a substantial equity contribution. The new loan is being held in the Company's commercial mortgage loan portfolio and is classified as a performing credit. Management believes that the $2,760,000 in the allowance for commercial mortgage loans at March 31, 1997, is adequate to cover potential problems in the portfolio.



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

                           Part II. Other Information
              Virginia First Financial Corporation and Subsidiaries


Item 4.     Submissions of Matters to a Vote of Security Holders

         None.




Item 6.     Exhibits and Reports on Form 8-K

  (a)    Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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



                                           Virginia First Financial Corporation
                                           ------------------------------------
                                                  (Registrant)







         Date: May 13, 1997                       /s/ Charles A. Patton
                                               ------------------------
                                               Charles A. Patton
                                               President and
                                               Chief Executive Officer






         Date: May 13, 1997                       /s/ William J. Vogt
                                               ----------------------
                                               William J. Vogt
                                               Senior Vice President and
                                               Chief Financial Officer