Form 10-K
period 1997-06-30
VIRGINIA FIRST FINANCIAL CORP
filed 1997-09-29
CIK 911033

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended:                           Commission File
     June 30, 1997                                    Number: 0-28408


                      Virginia First Financial Corporation
             (Exact name of registrant as specified in its charter)


             Virginia                                    54-1678497
   (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                 Identification Number)


     Franklin and Adams Streets
       Petersburg, Virginia                             23804 - 2009
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (804) 733-0333
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

As of August 31, 1997, the aggregate market value of the Common Stock of the Registrant outstanding on such date, excluding 1,717,515 shares held by all directors and executive officers of the Registrant as a group, was $98,231,000. This figure was calculated using the closing price of $24.00 per common share quoted on the NASDAQ National Market System on August 31, 1997. There were 5,810,962 shares of Common Stock outstanding as of August 31, 1997.

                       Documents Incorporated by Reference



List hereunder the following documents if incorporated by reference and the Part of Form 10-K into which the documents are incorporated:

(1) Part II incorporates by reference information from the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997.

(2) Part III incorporates by reference information from the Registrant's Proxy Statement for its Annual Meeting of Stockholders currently scheduled for November 26, 1997.



The exhibit index is located on page 23.

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

         At June 30, 1997, the Company had total assets of $858,403,000, deposits of $600,205,000, and net worth of $66,492,000.

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

         Deposit accounts up to $100,000 are insured by the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is a member of the Federal Home Loan Bank ("FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the FDIC. The Company is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

         The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has three active subsidiaries: one is engaged in real estate development, one is a title insurance agency, and one is a company that originates residential mortgage loans via the Internet.

         The Company operates twenty-four full service retail facilities throughout southside, central and southwestern Virginia. In addition, the Company operates twelve loan origination centers in southside, central and southwestern Virginia, in northern Virginia and southern Maryland under the trade name Virginia First Mortgage.

         The results of operations for the fiscal years ended June 30, 1997, 1996 and 1995 ("fiscal year 1997", "fiscal year 1996" and "fiscal year 1995", respectively) reflect the Company's strategies of expanding its community banking and mortgage banking operations.

                     Pending Acquisition by BB&T Corporation

         On May 6, 1997, the Company, Southern National Corporation (now known as BB&T Corporation), a North Carolina corporation ("SNC"), and BB&T Financial Corporation of Virginia, a Virginia corporation and wholly-owned subsidiary of SNC ("BB&T"), entered into an Agreement and Plan of Reorganization and a related Plan of Merger (the "Merger Agreement"), pursuant to which the Company will be merged with and into BB&T, with BB&T as the surviving corporate entity (the "Merger").

         Under the terms of the Merger Agreement, each share of the Company's common stock ("VFFC Common Stock") issued and outstanding immediately prior to the consummation of the Merger will be converted into and will represent the right to receive both shares of the common stock of SNC ("SNC Common Stock") and cash (collectively, the "Merger Consideration"). Based upon certain price protection features in the Merger Agreement, the value of the Merger Consideration (based on the Closing Value of SNC Common Stock, as that term is defined in the Merger Agreement) will not be less than $22.50 and will not be more than $25.00. If the Closing Value of SNC Common Stock is less than $30.00, the Company can elect to receive Merger Consideration with a value (based on the Closing Value of SNC Common Stock) less than $22.50 or to terminate the Merger Agreement. In addition, 30% of the Merger Consideration will be cash, and 70% of the Merger Consideration will be shares of SNC Common Stock, with such percentages being subject to adjustment in the event that the Closing Value of SNC Common Stock is less than $33.75. On May 5, 1997, the day before the announcement of the Merger, the closing price of SNC Common Stock was $40.83. A copy of the Merger Agreement is filed as an exhibit to this report and is incorporated herein by reference.

         Also on May 6, 1997, the Company and SNC entered into a Stock Option Agreement (the" Stock Option Agreement"). Under the terms of the Stock Option Agreement, the Company granted to SNC an option to purchase up to 19.9% of the total shares of VFFC Common Stock currently outstanding. The Stock Option Agreement is exercisable only under certain circumstances. A copy of the Stock Option Agreement is also filed as an exhibit to this report and is incorporated herein by reference.

         The Merger Agreement and Stock Option Agreement, and the transactions contemplated therein, were approved by the Boards of Directors of the Company and SNC and are subject to, among other things, the approval of the shareholders of the Company and the approvals of federal and state banking regulators. The Merger will be accounted for as a purchase and is expected to be consummated by year end 1997.

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

         Federal regulations allow the Company to originate loans on real estate within the State of Virginia and, within limits, to originate and purchase loans or loan participation's secured by real estate located in any part of the United States. During fiscal year 1997 the Company's primary lending areas were southside, central and southwestern Virginia, plus northern Virginia and southern Maryland.

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

         Under federal regulations the aggregate loans that the Company may make to any one borrower, including related entities, is the same that are applicable to a national bank. This requirement is generally that loans to one borrower may not exceed 15% of unimpaired capital and unimpaired surplus. At June 30, 1997, the Company's regulatory limit on loans to one borrower was $11.4 million.

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

Construction and Commercial Real Estate Lending

         The Company makes construction loans for periods of one month to one year on residential property and eighteen months on commercial real estate property, to provide interim financing on property during the construction period. At June 30, 1997, outstanding construction loans (net of undisbursed funds) amounted to $141,982,000 or 20.7% of the Company's loans held for investment. This compares to $121,375,000 or 19.4% of loans held for investment as of June 30, 1996. These loans are generally made for 80% or less of the appraised value of the property upon completion. Construction loan funds are disbursed periodically at pre-specified stages of completion, after an inspection by the Company's staff inspector or a qualified independent fee appraiser. Mortgage loans may also be made on commercial and industrial real estate based on Company-established underwriting standards.

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

         Loans on commercial properties, apartment buildings, and other multi-family dwellings are typically made at 75% to 80% of the appraised value. Such loans totaled $46,796,000 or 6.8% of loans held for investment at June 30, 1997, compared to $48,722,000 or 7.8% of loans held for investment at June 30, 1996.

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


Consumer Lending

         The Company also offers other types of loans in addition to real estate mortgage and construction loans. Such loans accounted for 12.5% and 9.7% of the Company's loans held for investment at June 30, 1997 and 1996, respectively. Depositors are currently permitted to borrow up to 90% of their deposit account balance at a rate of interest which is set at 3% above the rate of interest currently paid on such savings accounts, the loan being secured by the account. The Company also makes fixed rate loans for the purchase of automobiles, boats and manufactured housing units, as well as secured and unsecured personal loans. The terms generally do not exceed 15 years on manufactured housing units and five years on other consumer loans.

                                   Investments

Mortgage-Backed Securities

         The Company invests in mortgage-backed securities. A substantial portion of this portfolio consists of securities that are either insured or guaranteed by FHLMC or FNMA. Guaranteed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At June 30, 1997, the Company's mortgage-backed securities portfolio had a carrying value of $12,551,000 or 1.5% of total assets, compared to $15,694,000 or 2.1% of total assets at June 30, 1996. Due to repayments and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are expected to be substantially less than the scheduled maturities.





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

         The Company had $6,226,000  and  $6,278,000  invested in municipal bond
investments  at  June  30,  1997  and  1996,  respectively.   These  investments
represented approximately 0.7% and 0.8% of total assets at those dates.

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

Savings Activities

         The Company, in its continuing effort to remain a competitive force in its markets, offers a wide variety of savings programs and deposit services, with varied maturities, minimum-balance requirements and market- sensitive interest rates that are attractive to all types of depositors. The Company's deposit products include passbook savings accounts, checking accounts, money market deposit accounts, certificates of deposit ranging in terms from ninety-one days to ten years and jumbo certificates of deposit. Included among these savings programs are Individual Retirement Accounts. The Company is able to offer a broad array of products that are consistent with current OTS regulations, and as a major result, the Company's deposit portfolio is, for the most part, sensitive to general market fluctuations.

         The following table sets forth the various types of accounts offered by the Company at June 30, 1997:


                                                       Minimum    Amount
                                                       Balance      in          % of
         Type of Account                     Term      Deposit   Thousands      Total
         ---------------                     ----      -------   ---------      -----

Checking Accounts                            none      $  --     $ 30,979        5.2%
Interest Checking Accounts                   none         --       34,359        5.7
Savings Accounts                             none         --       67,317       11.2
Money Market
   Deposit Accounts                          none         --       63,477       10.6
Certificates with remaining maturities of:
    1 to 30 days                             various   various     27,686        4.6
    31 to 90 days                            various   various     45,157        7.5
    91 to 180 days                           various   various     49,119        8.2
    181 days to 1 year                       various   various    149,782       25.0
    1 year to 2 years                        various   various     51,586        8.6
    2 years to 3 years                       various   various     48,911        8.1
    3 years to 5 years                       various   various     30,398        5.1
    Over 5 years                             various   various      1,434        0.2
                                                                 --------     ------
                                                                 $600,205     100.00%

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

         The following table sets forth information relating to the Company's deposit flows during the years indicated.
                                                Years Ended June 30
         (In thousands)                    1997         1996       1995
         --------------                  ---------    --------   --------

Increase (decrease) in deposits before
  interest credited                      $    (976)   $ 43,609   $ 26,405
Interest credited                           27,645      26,260     20,542
                                         ---------    --------   --------

Net increase in deposits                    26,669      69,869     46,947
                                         ---------    --------   --------

Total deposits at year end               $ 600,205    $573,536   $503,667
                                         =========    ========   ========

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

                                                        June 30
                                        ---------------------------------------
         (In thousands)                   1997            1996           1995
         --------------                 --------        --------       --------

         Advances from FHLB             $181,552        $102,052       $134,658
         Other borrowings                    611             639            557
                                       ---------       ---------       --------
                  Total borrowings      $182,163        $102,691       $135,215
                                        ========        ========       ========



                                   Employees

         The Company at June 30, 1997, had 426 full-time employees, including its executive officers. None of these employees are represented by a collective agent, and the Company believes its employee relations are excellent.


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


Service Corporation Activities

         At June 30, 1997, the Savings Bank had four service corporation subsidiaries, each of which is a Virginia corporation. The wholly-owned service corporations are operated by the Savings Bank's officers and employees, whose time is billed to them as part of a management fee for services rendered.

         Southside Service Corporation was chartered on January 25, 1972. It is actively involved in appraisal services, land development, and financing. The Savings Bank's investment at June 30, 1997 consisted of stock ownership of $100,000, additional paid in capital of $852,000 and accumulated deficit of $7,000. At June 30, 1997, Southside's assets were $971,000 consisting primarily of investments in real estate projects of $611,000, and a loan and interest receivable from the Savings Bank of $338,000, which is current.

         Virginia First Investment Corporation was chartered January 4, 1971. Prior to August 16, 1993 the corporation's name was "Virginia First Financial Corporation". It is currently inactive; previously it marketed tax deferred annuities. The assets of the corporation at June 30, 1997, were $14,000 and consisted primarily of cash. The Savings Bank's investment at June 30, 1997, consisted of stock ownership of $1,500, additional paid-in capital of $207,000 and accumulated deficit of $195,000.

         Colony Financial Corporation was chartered on April 14, 1977, by Colony Savings and Loan Association. On April 1, 1982, Colony Financial Corporation ("Colony") was acquired as a wholly owned subsidiary of the Company through the acquisition of Colony Savings and Loan Association. Colony has been involved in real estate title insurance activities, but currently is inactive. At June 30, 1997, Colony had no assets.

         Century Title Insurance Agency, Inc. was chartered on December 9, 1994 as a title insurance agency. It offers a full range of title insurance products to the general public. The assets of the corporation at June 30, 1997, were $58,000 and consisted primarily of cash and unamortized organizational costs. The Savings Bank's investment at June 30, 1997, consisted of stock ownership of $1,000, additional paid-in capital of $24,000 and retained earnings of $33,000.

         American Finance & Investment, Inc. was acquired on December 19, 1996, in a cash transaction whereby the Company purchased a majority of the assets of American Finance & Investment, Inc. ("AFI"). AFI is a provider of mortgage loans through the Internet and through mass media advertising. The origination of mortgage loans on an automated basis through a computer network is presently available to potential customers in forty-four states. Headquartered in Fairfax, Virginia, AFI had assets of $859,000 and capital consisting of $1,100 of common stock, $1,115,190 of excess paid-in capital, and $362,691 of accumulated deficit at June 30, 1997.

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

         The FHLB is required to adopt regulations establishing standards of community investment or service for members of the Federal Home Loan Banks as a condition for continued access to advances. The regulations are to take into account the record of performance of the institution under the Community Reinvestment Act of 1977 and its record of lending to first time home buyers.

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

Tangible Capital Requirement

         Each savings institution must maintain tangible capital equal to at least 1.5% of its adjusted total assets. Tangible capital includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries. In calculating tangible capital, the following items are generally deducted from capital: (a) 100% of intangible assets (other than purchased mortgage servicing rights); (b) the amount by which purchased mortgage servicing rights exceed the lower of 90% of determinable fair market value, 90% of original cost, or current amortized book value; and (c) equity and debt investments in subsidiaries that are not "includable subsidiaries," which are defined as subsidiaries engaged solely in activities permissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. With respect to investments in nonincludable subsidiaries that were engaged in impermissible activities before April 12, 1989, 100% of the institution's investments in and extensions of credit to such a subsidiary as of April 12, 1989 or the date of calculation, whichever is less, may be included in capital prior to July 1, 1990; thereafter, the amount that may be included is reduced each year until July 1, 1994, when none of such investments and extensions of credit may be included. At June 30, 1997, the Savings Bank had investments in or extensions of credit to nonincludable subsidiaries amounting to $908,000.

         In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to appropriately account for the investments in and assets of both includable and nonincludable subsidiaries.

         At June 30, 1997, the Savings Bank's tangible capital amounted to $63,218,000 or 7.38% of its adjusted total assets.


Core Capital Requirement

         Each savings institution must maintain core capital equal to at least 3% of its adjusted total assets. Core capital includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of fully consolidated subsidiaries.

         Intangible assets are also subtracted from core capital, unless they have an identifiable market value and may be sold separate from the institution, in which event they are required to be deducted only to the extent they exceed 25% of core capital. The other adjustments which are made to tangible capital are also made to core capital. At June 30, 1997, the Savings Bank's core capital amounted to $63,340,000 or 7.39% of its adjusted total assets.



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

         The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

         At June 30, 1997, the Savings Bank's total risk-based capital amounted to $70,995,000 or 11.61% of its total risk-weighted assets.

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

Federal Reserve System

         The Federal Reserve Board has adopted regulations that require savings institutions to maintain non-interest-earning reserves against transaction accounts (primarily NOW accounts, Super NOW accounts and regular checking accounts). Current regulations of the Federal Reserve Board generally require that reserves of 3% must be maintained against aggregate transaction accounts of $44.9 million with the first $4.4 million being exempt from reserve calculations. A 10% reserve requirement is applied to that portion of total transaction accounts in excess of $44.9 million.

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

         The Savings Bank exceeded all of its regulatory capital requirements and met the requirements at June 30, 1997 to be classified as "well capitalized". This classification is determined solely for the purposes of applying the prompt corrective action regulations and may not constitute an accurate representation of the Company's overall financial condition.

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

Item 2.  Properties


Branch Offices and Other Material Property

         The following table sets forth certain information:

                                              Owned                          Leased
                                              -----                          ------
                                                                                         Net Book Value
                                              Net Book          Lease                      of Leasehold
         (In thousands)                       Value at        Expiration                Improvements at
         Office Locations                   June 30, 1997        Date                      June 30, 1997
         ----------------                   -------------     ----------                ----------------
Main Office
Franklin and Adams Streets
Petersburg, Virginia                            $ 966                 -                     $   -

2048 South Sycamore Street
Petersburg, Virginia                               78                 -                         -

Southside Regional Medical Center
801 South Adams Street
Petersburg, Virginia                                -              1998                         0

2609 Boulevard
Colonial Heights, Virginia                        170                 -                         -

105 North Main Street
Hopewell, Virginia                                180                 -                         -

North Main Street and Weaver Avenue
Emporia, Virginia                                 119                 -                         -

1210 Westover Hills Boulevard
Richmond, Virginia                                126                 -                         -

Parham and Three Chopt Roads
Richmond, Virginia                                  -              2002                         3

4802 South Laburnum Avenue
Richmond, Virginia                                271                 -                         -

10051 Midlothian Turnpike
Richmond, Virginia                                594                 -                         -

1615 Willow Lawn Drive
Richmond, Virginia                                  -              2000                        18




                                                      Owned                         Leased
                                                      -----                         ------
                                                                                          Net Book Value
                                                       Net Book          Lease              of Leasehold
         (In thousands)                                Value at        Expiration         Improvements at
         Office Locations                            June 30, 1997        Date             June 30, 1997
         ----------------                            -------------     ----------         ----------------

         Ashland-Hanover Shopping Center
         Ashland, Virginia                              -                   2000                        7

         Bermuda Square Shopping Center
         Chester, Virginia                              -                   1998                       61

         1620 Hershberger Road
         Roanoke, Virginia                            226                      -                        -

         316 South Jefferson Street
         Roanoke, Virginia                              -                   2000                      139

         3119 Chaparral Drive Southwest
         Roanoke, Virginia                            772                      -                        -

         203 Virginia Avenue
         Vinton, Virginia                              65                      -                        -

         303 East Burwell Street
         Salem, Virginia                              409                      -                        -
         3205 Plank Road
         Fredericksburg, Virginia                       -                   2010                       35

         History Junction
         Appomattox, Virginia                         194                      -                        -

         216 College Street
         Rocky Mount, Virginia                        152                      -                        -

         7114 Timberlake Road
         Lynchburg, Virginia                          247                      -                        -

         12451 Hedges Run Drive
         Woodbridge, Virginia                         344                      -                        -

         305 Garrisonville Rd
         Stafford, Virginia                             -                   2002                       18

         American Finance & Investment
         10306 Easton Pl
         Fairfax, Virginia

(1)      7331 Timberlake Road, Suite 306
         Lynchburg, Virginia                            -                   1998                        -

                                       18


                                                        Owned                         Leased
                                                        -----                         ------
                                                                                                  Net Book Value
                                                       Net Book           Lease                    of Leasehold
         (In thousands)                                Value at        Expiration                  Improvements at
         Office Locations                            June 30, 1997        Date                      June 30, 1997
         ----------------                            -------------     ----------                ----------------

(1)      1160 Pepsi Place, Suite 109
         Charlottesville, Virginia                           -              1998                               0

(1)      9200 Arboretum Parkway
         Suite 104
         Richmond, Virginia                                  -              2001                               0

(1)      1308 Devil's Reach Road, Suite 200
         Woodbridge, Virginia                            1,512                 -                               -

(1)      9515 Deeveco Rd.
         Timonium, Virginia                                  -           Monthly                               5

(1)      211 S. Jefferson St.
         Frederick, Virginia                                 -           Monthly                               7

(1)      10400 Eaton Pl.
         Fairfax, Virginia                                   -              2002                               0

(1)      6550 Rock Spring Dr.
         Bethesda, Maryland                                  -              2003                               0

(1)      8818 Centre Park Dr.
         Columbia, Maryland                                  -              1998                              13

(1)      139 North Main St.
         Bel Aire, Maryland                                  -              1998                               3

(1)      1401 Rockville Pike, Suite 110
         Rockville, Maryland                                 -              1996                               -
                                                        ------                                             -----

                                                        $6,425                                             $ 309
                                                        ======                                             =====

(1)      Loan Production Centers only.


         At the termination of the above listed leases, it is expected that they will be either renewed or replaced by leases on other properties.

         As of June 30, 1997, the total net book value in the premises and equipment owned by the Company was $9,644,000.


Item3.            Legal Proceedings

         There  are  no  material  proceedings,   other  than  ordinary  routine
litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

Part II.


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters


                  The information required herein is incorporated by reference to "Comparative Market Prices and Dividends" contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be subsequently filed.

                  At  August  31,  1997,  the  Company  had   approximately  951
stockholders of record.


Item 6.           Selected Financial Data


                  The information required herein is incorporated by reference to page 9 of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  The information required herein is incorporated by reference to pages 10 to 29 of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.


Item 8.           Financial Statements and Supplementary Data


                  The financial statements and supplementary data required herein are incorporated by reference to pages 30 to 53 of the Annual Report to Stockholders for the fiscal year ended June 30, 1997.


Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure


                  None.

Part III.


Item 10.          Directors and Executive Officers of the Registrant


                  The information required herein is incorporated by reference to "Election of Directors; Security Ownership of Management and Certain Beneficial Owners-The Board of Directors", "-Executive Officers Who Are Not Directors", "-Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be subsequently filed.


Item 11.          Executive Compensation


                  The information required herein is incorporated by reference to "Remuneration" contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be subsequently filed.


Item 12.          Security Ownership of Certain Beneficial Owners and Management


                  The information required herein is incorporated by reference to "Election of Directors; Security Ownership of Management and Certain Beneficial Owners-Security Ownership of Management" and "-Security Ownership of Certain Beneficial Owners" contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be subsequently filed.


Item 13.          Certain Relationships and Related Transactions


                  The information required herein is incorporated by reference to "Remuneration-Indebtedness of Management" contained in the definitive Proxy Statement for the Company's 1997 Annual Meeting of Stockholders to be subsequently filed.

Part IV.


Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K


         (a)      (1)      The following financial statements are incorporated
                           by reference into Item 8 hereof from Exhibit 13 hereof:

                           Consolidated Statements of Financial Condition as of June 30, 1997 and 1996

                           Consolidated Statements of Earnings for each of the years in the three year period ended June 30, 1997

                           Consolidated Statements of Changes in Stockolders' Equity for each of the years in the three year period ended June 30, 1997

                           Consolidated Statements of Cash Flows for each of the years in the three year period ended June 30, 1997

                           Notes to Consolidated Financial Statements for June 30, 1997, 1996 and 1995

                           Independent Auditors' Report

         (a)      (2)      There are no financial statement schedules required
                           to be filed herewith.

         (a)      (3)      The following  exhibits are filed as part of this
                           report  on Form  10-K,  and this  list  includes  the
                           Exhibit Index.

                                    Exhibits

                  3a Amended and Restated Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 33-67746, filed with the Commission on August 20, 1993 (the "Form S-4"), incorporated herein by reference.

                  3b Articles of Amendment of the Articles of Incorporation of the Company effective November 6, 1995, attached as Exhibit 4.2 to the registration statement on Form 8-A, File No. 0-28408, filed with the Commission on April 30,1996 (the "Form 8-A"), incorporated herein by reference.

                  3c Articles of Amendment to the Articles of Restatement Amending and Restating the Articles of Incorporation of the Company dated April 16, 1996, attached as
                           Exhibit 4.3 to the Form 8-A, incorporated herein by reference.

                  3d Bylaws of the Company, attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

                  4a Specimen Stock Certificate for common stock, $1.00 par value, attached as Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0- 28408, filed with the Commission on October 11, 1994 (the"1994 Form 10-K"), incorporated herein by reference.

                  4b Rights Agreement between the Company and First Union National Bank of North Carolina, dated as of April 19, 1996, attached as Exhibit 4.5 to the Form 8-A, incorporated herein by reference.

                  4c First Amendment to the Rights Agreement between the Company and First Union National Bank of North Carolina, dated as of May 4, 1997, attached as
                           Exhibit 4.6 to Amendment No. 1 to the Form 8-A, File No. 0-28408, filed with the Commission on June 4, 1997, incorporated herein by reference.

                  10a Supplemental Retirement Benefit Agreement dated September 9, 1993 between Virginia First Savings Bank, F.S.B. and William A. Patton, attached as
                           Exhibit 10a to the 1994 Form 10-K, incorporated herein by reference.

                  10b Supplemental Death Benefit Agreement dated October 1, 1993 between Virginia First Savings Bank, F.S.B. and William A. Patton, attached as Exhibit 10b to the 1994 Form 10-K, incorporated herein by reference.

                  10c      1992 Incentive Plan, as amended,  attached as Exhibit
                           4.7 to the Registration Statement on Form S-8, Registration No. 333-29215, filed with the Commission on June 13, 1997, incorporated herein by reference.

                  10d      1986 Stock Compensation Program,  attached as Exhibit
                           4.3 to the Registration Statement on Form S-8, Registration No. 33-78184, filed with the Commission on April 27, 1994, incorporated herein by reference.

                  10e      1984 Incentive Stock Option Plan, attached as Exhibit
                           4.3 to the Registration Statement on Form S-8, Registration No. 33-78182, filed with the Commission on April 27, 1994, incorporated herein by reference.

                  10f      Trust  Agreement  for the  Incentive  Security  Plan,
                           attached   as   Exhibit   10.5  to  the   Form   S-4,
                           incorporated herein by reference.

                  10g Employment Agreement, dated January 1, 1996, between the Registrant and William A. Patton, attached as
                           Exhibit 10g to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-28408, filed with the Commission on September 30, 1996 (the"1996 Form 10-K"), incorporated herein by reference.

                  10h Employment Agreement, dated January 1, 1996, between the Registrant and Charles A. Patton, attached as
                           Exhibit 10h to the 1996 Form 10-K, incorporated herein by reference.

                  10i Agreement and Plan of Reorganization, dated as of May 6, 1997, among the Company, BB&T Financial Corporation of Virginia and Southern National Corporation (now known as BB&T Corporation) ("SNC"), attached as Exhibit 2 to the Current Report on Form 8-K filed with the Commission on May 13, 1997 (the "Form 8-K"), incorporated herein by reference.

                  10j Stock Option Agreement, dated as of May 6, 1997, by and between the Company and SNC, attached as Exhibit
                           99.1  to  the  Form  8-K,   incorporated   herein  by
                           reference.

                  11 Statement regarding computation of per share earnings, incorporated herein by reference to Note 11 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for the fiscal year ended June 30, 1997.

                  13 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

                  21 Subsidiaries of the Company, incorporated herein by reference to Item 1, "Business-Subsidiaries."

                  23       Consent of KPMG Peat Marwick LLP.

         (b) A Current Report on Form 8-K, dated May 6, 1997, was filed on May 13, 1997 and reported Item 5 to announce the merger of the Company with and into BB&T Financial Corporation of Virginia, a Virginia corporation and wholly-owned subsidiary of Southern National Corporation, a North Carolina corporation.

         (c)      See (a)(3)  above for all exhibits  filed  herewith and the
                  Exhibit Index.

         (d)      Separate financial statements are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         VIRGINIA FIRST FINANCIAL CORPORATION


         BY:  /S/ Charles A. Patton
             -------------------------------------
             Date:  September 19, 1997
             Charles A. Patton
             President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 1997

                 Signature                                         Title
                 ---------                                         -----
     /S/ William A. Patton                 9/19/97
     -------------------------------
     William A. Patton                     Date           Chairman of the Board, and Director


     /S/ Charles A. Patton                 9/19/97
     -------------------------------
     Charles A. Patton                     Date           President, Chief Executive
                                                          Officer, and Director

     /S/ William J. Vogt                   9/19/97
     -------------------------------
     William J. Vogt                       Date           Senior Vice President,
                                                          Chief Financial Officer

     /S/ Frasier W. Brickhouse             9/19/97
     -------------------------------
     Frasier W. Brickhouse                 Date           Director


     /S/ William L Eure, Jr.               9/19/97
     -------------------------------
     William L. Eure, Jr                   Date           Director


     /S/ Benjamin S. Gill                  9/19/97
     -------------------------------
     Benjamin S. Gill                      Date           Director



     -------------------------------
     Francis R. Payne, Jr.                 Date           Director


     /S/ George R. Mercer                  9/19/97
     -------------------------------
     George R. Mercer                      Date          Director


     /S/ John H. VanLandingham, Jr.        9/19/97
     -------------------------------
     John H. VanLandingham, Jr.            Date          Director


     /S/ Preston H. Cottrell               9/19/97
     -------------------------------
     Preston H. Cottrell                   Date           Director

                                    Exhibit Index
                                    -------------

                  3a Amended and Restated Articles of Incorporation of the Company, attached as Exhibit 3.1 to the Registration Statement on Form S-4, Registration No. 33-67746, filed with the Commission on August 20, 1993 (the "Form S-4"), incorporated herein by reference.

                  3b Articles of Amendment of the Articles of Incorporation of the Company effective November 6, 1995, attached as Exhibit 4.2 to the registration statement on Form 8-A, File No. 0-28408, filed with the Commission on April 30,1996 (the "Form 8-A"), incorporated herein by reference.

                  3c Articles of Amendment to the Articles of Restatement Amending and Restating the Articles of Incorporation of the Company dated April 16, 1996, attached as
                           Exhibit 4.3 to the Form 8-A, incorporated herein by reference.

                  3d Bylaws of the Company, attached as Exhibit 3.2 to the Form S-4, incorporated herein by reference.

                  4a Specimen Stock Certificate for common stock, $1.00 par value, attached as Exhibit 4 to the Annual Report on Form 10-K for the fiscal year ended June 30, 1994, File No. 0- 28408, filed with the Commission on October 11, 1994 (the"1994 Form 10-K"), incorporated herein by reference.

                  4b Rights Agreement between the Company and First Union National Bank of North Carolina, dated as of April 19, 1996, attached as Exhibit 4.5 to the Form 8-A, incorporated herein by reference.

                  4c First Amendment to the Rights Agreement between the Company and First Union National Bank of North Carolina, dated as of May 4, 1997, attached as
                           Exhibit 4.6 to Amendment No. 1 to the Form 8-A, File No. 0-28408, filed with the Commission on June 4, 1997, incorporated herein by reference.

                  10a Supplemental Retirement Benefit Agreement dated September 9, 1993 between Virginia First Savings Bank, F.S.B. and William A. Patton, attached as
                           Exhibit 10a to the 1994 Form 10-K, incorporated herein by reference.

                  10b Supplemental Death Benefit Agreement dated October 1, 1993 between Virginia First Savings Bank, F.S.B. and William A. Patton, attached as Exhibit 10b to the 1994 Form 10-K, incorporated herein by reference.

                  10c      1992 Incentive Plan, as amended,  attached as Exhibit
                           4.7 to the Registration Statement on Form S-8, Registration No. 333-29215, filed with the Commission on June 13, 1997, incorporated herein by reference.

                  10d      1986 Stock Compensation Program,  attached as Exhibit
                           4.3 to the Registration Statement on Form S-8, Registration No. 33-78184, filed with the Commission on April 27, 1994, incorporated herein by reference.

                  10e      1984 Incentive Stock Option Plan, attached as Exhibit
                           4.3 to the Registration Statement on Form S-8, Registration No. 33-78182, filed with the Commission on April 27, 1994, incorporated herein by reference.

                  10f      Trust  Agreement  for the  Incentive  Security  Plan,
                           attached   as   Exhibit   10.5  to  the   Form   S-4,
                           incorporated herein by reference.

                  10g Employment Agreement, dated January 1, 1996, between the Registrant and William A. Patton, attached as
                           Exhibit 10g to the Annual Report on Form 10-K for the fiscal year ended June 30, 1996, File No. 0-28408, filed with the Commission on September 30, 1996 (the"1996 Form 10-K"), incorporated herein by reference.

                  10h Employment Agreement, dated January 1, 1996, between the Registrant and Charles A. Patton, attached as
                           Exhibit 10h to the 1996 Form 10-K, incorporated herein by reference.

                  10i Agreement and Plan of Reorganization, dated as of May 6, 1997, among the Company, BB&T Financial Corporation of Virginia and Southern National Corporation (now known as BB&T Corporation) ("SNC"), attached as Exhibit 2 to the Current Report on Form 8-K filed with the Commission on May 13, 1997 (the "Form 8-K"), incorporated herein by reference.

                  10j Stock Option Agreement, dated as of May 6, 1997, by and between the Company and SNC, attached as Exhibit
                           99.1  to  the  Form  8-K,   incorporated   herein  by
                           reference.

                  11 Statement regarding computation of per share earnings, incorporated herein by reference to Note 11 to the Consolidated Financial Statements, included as part of the Annual Report to Stockholders, for the fiscal year ended June 30, 1997.

                  13 Annual Report to Stockholders for the fiscal year ended June 30, 1997.

                  21 Subsidiaries of the Company, incorporated herein by reference to Item 1, "Business-Subsidiaries."

                  23       Consent of KPMG Peat Marwick LLP.

                  27       Financial Data Schedule (filed electronically only).