Form 10-Q
period 1997-09-30
VIRGINIA FIRST FINANCIAL CORP
filed 1997-11-14
CIK 911033

Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934



For Quarter Ended:                                        Commission File
September 30, 1997                                        Number: 33-67746


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


At October 1, 1997, 5,813,552 shares of common stock of the Registrant were outstanding.

                      Virginia First Financial Corporation
                          Quarterly Report on Form 10-Q
                               September 30, 1997


                                      Index

Part I.  Financial Information                                          Page No.

   Item 1         Consolidated Statements of Earnings for the
                  three-month periods ended September 30, 1997
                  and September 30, 1996                                   3

                  Consolidated Statements of Financial Condition
                  as of September 30, 1997, June 30, 1997, and
                  September 30, 1996                                       4

                  Consolidated Statements of Cash Flows for the
                  three-month periods ended September 30, 1997
                  and September 30, 1996                                   5

                  Selected Notes to Consolidated Financial Statements      6


   Item 2         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7


Part II.  Other Information


   Item 6         Exhibits and Reports on Form 8-K                         21


                  Signatures                                               22

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                       Consolidated Statements of Earnings

                                                                     Three Months Ended
                                                                         September 30,
                                                           ----------------------------------------
    (In thousands, except share data)                             1997                    1996
                                                           ------------------    ------------------
                                                                 (Unaudited)           (Unaudited)
    Interest Income
    Interest and fees on loans                                        17,146              $ 14,757
    Interest on securities                                               524                   703
    Other interest income                                                262                   224
                                                             ----------------       ---------------
              Total interest income                                   17,932                15,684

    Interest Expense
    Deposits                                                           7,567                 6,797
    Borrowings                                                         2,234                 1,711
                                                             ----------------       ---------------
              Total interest expense                                   9,801                 8,508
                                                             ----------------       ---------------
    Net interest income                                                8,131                 7,176
    Provision for loan losses                                            695                   562
                                                             ----------------       ---------------
    Net interest income after provsion for loan losses                 7,436                 6,614

    Noninterest Income
    Loan servicing and fee income                                        238                   343
    Financial service fees                                               784                   642
    Gain on the sale of loans                                          2,062                   748
    Loss on sale of other real estate owned                              (36)                   48
    Other income                                                          72                   132
                                                             ----------------       ---------------
              Total noninterest income                                 3,120                 1,913
    Noninterest Expense
    Personnel costs                                                    2,960                 2,655
    Occupancy, net                                                       462                   407
    Equipment                                                            437                   333
    Advertising                                                          297                    81
    SAIF deposit insurance premiums                                       93                 3,474
    Data processing                                                      522                   465
    Amortization of intangibles                                           72                    62
    Other                                                              1,105                   943
                                                             ----------------       ---------------
              Total noninterest expense                                5,948                 8,420
                                                             ----------------       ---------------
    Earnings before income tax expense                                 4,608                   107
    Income tax expense (benefit)                                       1,852                   (89)
                                                             ----------------       ---------------
              Net Earnings                                           $ 2,756                 $ 196
                                                             ================       ===============

              Net Earnings Per Share                                  $ 0.46                $ 0.03
                                                             ================       ===============


                         Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                         September 30             June 30,            September 30
(In thousands, except share data)                                             1997                 1997                   1996
                                                                     ------------------     ------------------     -----------------
                                                                         (Unaudited)              (Note)               (Unaudited)
Assets

Cash and cash equivalents                                             $         36,961      $          26,738      $         25,580
Investments held to maturity                                                     6,557                  6,543                 6,626
Investements available for sale                                                 18,463                 27,706                40,724
Loans, net of unearned income and discounts                                    672,379                685,366               641,667
Less: allowance for loan losses                                                 (9,840)                (9,295)               (8,087)
                                                                        ---------------       ----------------       ---------------
     Net loans                                                                 662,539                676,071               633,580
Loans held for sale                                                             99,859                 92,495                48,753
Real estate owned, net                                                           6,658                  7,647                 5,884
Office properties and equipment, net                                             9,538                  9,644                 8,916
Accrued interest receivable, net                                                 5,386                  5,781                 5,300
Other assets                                                                     7,596                  5,778                 5,995
                                                                                            --
                                                                     ==================       ================     =================
          Total assets                                                $        853,557      $         858,403      $        781,358
                                                                     ==================     ==================     =================


Liabilities and Stockholders' Equity

Deposits                                                              $        645,921      $         600,205      $        572,391
Notes payable and other borrowings                                                 604                    611                10,141
Advances from Federal Home Loan Bank                                           124,552                181,552               126,552
Advance payments by borrowers for taxes and insurance                            3,190                  3,397                 2,775
Accrued expenses and other liabilities                                          10,154                  6,146                 8,386
                                                                     ------------------       ----------------     -----------------
          Total liabilities                                                    784,421                791,911               720,245
                                                                     ------------------     ------------------     -----------------

Stockholders' equity:
  Preferred stock of $1 par value.  Authorized 5,000,000 shares;
     none issued                                                              -                      -                     -
  Common stock of $1 par value.  Authorized 20,000,000 shares;
     issued and outstanding 5,813,762 shares at September 30, 1997,
     5,810,462 at June 30, 1996 and 5,5743372 at September 30, 1996              5,814                  5,810                 5,743
  Additional paid-in capital                                                     9,069                  9,115                 8,471
  Retained earnings - substantially restricted                                  54,390                 51,478                46,996
  Net unrealized gain (loss) on securities available for sale,
     net of taxes                                                                 (137)                    89                   (97)
                                                                     ------------------       ----------------     -----------------
          Total stockholders' equity                                            69,136                 66,492                61,113
                                                                     ------------------     ------------------     -----------------

          Total liabilities and stockholders' equity                  $        853,557      $         858,403      $        781,358
                                                                     ==================     ==================     =================





NOTE: The Consolidated Statements of Condition for June 30, 1997, has been taken from the Audited Financial Statements.

       The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

                          Part I. Financial Information
              Virginia First Financial Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                        Three Months Ended
                                                                                            September 30,
                                                                              ----------------------------------------
        (In thousands, except share data)                                            1997                    1996
                                                                              ------------------     -----------------
                                                                                    (Unaudited)           (Unaudited)
        Operating Activities:
        Net earnings                                                                    $ 2,756                 $ 196
        Adjustment to reconcile net earnings to net cash
             provided by operating activities:
                  Deprecation and amortization                                              372                   303
                  Provision for loan losses                                                 695                   574
                  Loans held for sale:
                       Originations and purchases                                      (213,646)             (109,247)
                       Gain on sales                                                     (2,062)                 (748)
                       Proceeds from sales                                              208,344               106,709
                 (Increases) in other assets                                             (1,423)                 (593)
                  Increase in accrued expense and other liabilities                       4,008                   911
                  Other-net                                                                   0                     0
                                                                                ----------------       ---------------
                       Net cash (used)provided by operating activities                     (956)               (1,895)
                                                                                ----------------       ---------------
        Investing Activities:
        Net decrease (increase) in loans                                                 12,633               (18,585)
        Securities held to maturity:
             Purchases                                                                        0               (12,745)
             Principal collected                                                             27                    26
        Securities available for sale:
             Principal collected                                                          2,733                   755
             Proceeds from sale                                                           6,455
        Decrease(increase) in real estate owned                                             989                   472
        Decrease(increase) in fixed assets                                                 (106)                 (377)
                                                                                ----------------       ---------------
                       Net cash provided by (used in) investing activities               22,731               (30,454)
                                                                                ----------------       ---------------
        Financing Activities:
        Net increase (decrease) in savings, checking and
             money market deposit accounts                                               (8,937)               (5,318)
        Net increase in certificates of deposit                                          54,653                 4,173
        Borrowings resulting from:
             Securities sold under repurchase agreements                                      0                18,544
             Advances from Federal Home Loan Bank                                        12,000               130,400
             Other                                                                        4,515                 4,295
        Repayments of borrowings attributable to:
             Securities sold under repurchase agreements                                      0                (9,030)
             Advances from Federal Home Loan Bank                                       (69,000)             (105,900)
             Other                                                                       (4,522)               (4,307)
        Net increase in mortgage escrow funds                                              (207)                  607
        Proceeds from issuance of common stock                                              115                    33
        Cash dividends paid                                                                (169)                 (143)
                                                                                ----------------       ---------------
                       Net cash provided by financing activities                        (11,552)               33,354
                                                                                ----------------       ---------------

                       Net increase in cash and due from banks                           10,223                 1,005
        Cash and due from banks at beginning of period                                   26,738                24,575
                                                                                ================       ===============
        Cash and due from bank at end of period                                        $ 36,961              $ 25,580
                                                                                ================       ===============

        Supplemental Disclosures of Cash Flow Information:
        Cash payments of interest                                                       $ 9,728               $ 8,454
                                                                                ================       ===============

        Cash payments of income taxes                                                   $ 1,510               $ 2,895
                                                                                ================       ===============


              Virginia First Financial Corporation and Subsidiaries
               Selected Notes to Consolidated Financial Statements

Note 1: The interim condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All such adjustments are of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of results for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report for the year ended June 30, 1997 ("fiscal year 1997"). The accompanying consolidated financial statements for prior periods reflect certain reclassifications in order to conform to the fiscal year 1997 presentation.

Note 2: For purposes of computing net earnings per share, the weighted average number of shares outstanding for the quarters ended September 30, 1997 and 1996 were 5,996,924 and 5,842,856 respectively.

Note 3:           Regulatory Capital of Virginia First Savings Bank:

                                                                                                  Excess
                                                                                                   Over
                                                    Actual                   Required          Requirement
                                                    ------                   --------          -----------
                                               Amount  Percent            Amount Percent     Amount    Percent
                                               ------  -------            --------------     ------    -------
(In thousands)
September 30, 1997
------------------

Tangible capital                             $66,033     7.76%          $12,766    1.50%     $53,267      6.26%
Core capital                                  66,127     7.77            34,046    4.00       32,081      3.77

Risk-based capital                            73,730    12.16            48,505    8.00       25,225      4.16

September 30, 1996
------------------

Tangible capital                             $58,543    7.52%         $ 11,681    1.50%     $46,862      6.02%

Core capital                                  58,758    7.54            31,158    4.00       27,600      3.54

Risk-based capital                            65,668   11.88            44,226    8.00       21,442      3.88


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

         Deposit accounts up to $100,000 are insured by the Savings Association Insurance Fund and administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is a member of the Federal Home Loan Bank (the "FHLB") of Atlanta. The Company and the Savings Bank are subject to the supervision, regulation and examination of the Office of Thrift Supervision (the "OTS") and the FDIC. The Savings Bank is also subject to the regulations of the Board of Governors of the Federal Reserve System governing reserves required to be maintained against deposits.

         The Company's only direct subsidiary is the Savings Bank and the Company has no material assets or liabilities, except for the stock of the Savings Bank. The Savings Bank has three active subsidiaries; one is engaged in real estate development and another is a title insurance agency. The third, American Finance and Investment, Inc. is a mortgage banking company originating mortgages on an automated basis through a computer network presently available to potential customers in forty-four states and through tele-marketing.

         The following commentary discusses major components of the Company's business and presents an overview of the Company's consolidated results of operations during the three-month periods ended September 30, 1997 and 1996, and its consolidated financial position at September 30, 1997 and 1996, and June 30, 1997. The Company operates on a June 30 fiscal year. This discussion should be reviewed in conjunction with the consolidated financial statements and accompanying notes and other statistical information presented in the Company's Annual Report for the fiscal year ended June 30, 1997.

Results of Operations

         Virginia First recorded net earnings for the first quarter of fiscal year 1998 ending September 30, 1997, of $2,756,000 or $.46 per share. Earnings for the comparable quarter of first quarter fiscal year 1997 were $196,000 or $.03 per share. The fiscal first quarter earnings annualized represent a return on assets of 1.50% and a return on equity of 18.59%.

         The earnings for the first quarter of last fiscal year were negatively impacted by a one-time charge of $3,149,000, pre-tax, for the recapitalization of the SAIF deposit insurance fund. On an after tax basis the impact of this charge on earnings was $1,954,000 or $.34 pr share. Normalizing the first quarter 1997 earnings for this charge would have resulted in net earnings of $2,150,000. The net earnings for the current quarter of $2,756,000 then represents an increase of $606,000 or 28.2%.


Financial Condition

         Total assets were $853,557,000 at September 30, 1997, compared with $858,403,000 at June 30, 1997, and $781,358,000 at September 30, 1996. Deposits
were $645,921,000 at September 30, 1997,  compared with $600,205,000 at June 30,
1997, and $572,391,000 at September 30, 1996.

         At September 30, 1997, stockholders' equity was $69,136,000 representing a book value of $11.89 per share, compared with $66,492,000 or a book value of $11.44 per share at June 30,1997. Virginia First exceeded all regulatory capital requirements at September 30, 1997 and was classified as a "well capitalized" institution by regulators.

Net Interest Income

         Net interest income for the first quarter of fiscal year 1998 ending September 30, 1997, was $8,131,000, an increase of $955,000, or 13.3%, compared with the first quarter of the last year's fiscal year. The net interest income for the first quarter of the current fiscal year represents a net interest margin of 3.92% compared with a 3.89% net interest margin for the first quarter of last year.

         The net interest margin improvement came as a result of a 14 basis point improvement in the overall yield on earning assets with only a 7 basis point increase in the overall cost of deposits and borrowings. An analysis of the components of this improvement between the effect of changing volume of earning assets and interest-bearing liabilities and the actual rates earned or paid follows in this section. The following table reflect the average yields earned and rates paid by the Company during the three-month periods ended September 30, 1997 and September 30, 1996.


         (In thousands)
Three-Month Periods
Ended September 30                                                 1997                                  1996
------------------                                 -------------------------------------   ----------------------------------
                                                                  Interest                             Interest
                                                     Average       Income/       Yield/     Average    Income/       Yield/
                                                     Balance       Expense        Rate      Balance    Expense        Rate
Interest-earning assets;
    Loans                                           $ 773,564      $ 17,096       8.77%     $671,075    $14,757       8.72%
    Mortgage-backed securities and
      collateralized mortgage obligations              10,115           173       6.79        23,132                  6.45
    Investments                                        19,559           377       7.65        20,608        327       6.30
    Other interest-earning assets                      18,444           262       5.64        16,434        224       5.41
                                                      -------        ------       ----       -------     ------       ----
        Total interest-earning assets                 821,682        17,908       8.65       731,249     15,684       8.51
                                                      -------        ------       ----       -------     ------       ----


Noninterest-earning assets:
    Cash and cash equivalents                          11,711                                  7,841
    Office properties and equipment, net                9,629                                  8,781
    Other assets                                       18,553                                 16,190
    Allowance for loan losses                          (9,487)                                (7,690
                                                       ------                                 ------


         Total assets                               $ 852,088                               $756,371
                                                    =========                               ========


Interest-bearing liabilities:
    Checking and money market
       deposit accounts                             $ 105,563           984       3.70      $ 98,267        922       3.72
    Savings deposits                                   66,925           572       3.39        69,114        592       3.40
    Certificates                                      418,347         5,997       5.69       367,609      5,283       5.70
    Federal Home Loan Bank advances                   152,432         2,229       5.80       113,906      1,601       5.58
    Other borrowings                                      383             4       4.14         8,048        110       5.42
                                                      -------        ------       ----       -------     ------       ----
         Total interest-bearing liabilities           743,650         9,786       5.22       656,944      8,508       5.14
                                                      -------        ------       ----       -------     ------       ----

Noninterest-bearing liabilities:
    Deposits                                           25,966                                 24,650
    Other                                              13,889                                 12,145
                                                      -------                                -------

         Total liabilities                            783,505                                693,739
Stockholders' equity                                   68,583                                 62,632
                                                      -------                                -------


         Total liabilities and
             stockholders' equity                   $ 852,088                               $756,371
                                                    =========                               ========


Net interest income                                               $   8,122                            $  7,176
                                                                  =========                            ========

Interest rate spread                                                   3.43%                               3.37%
                                                                       ====                                ====

Net interest margin                                                    3.92%                               3.89%
                                                                       ====                                ====

The Company's net interest income is affected by changes in both average interest rates and the average volumes of interest-earning assets and interest-bearing liabilities. Total interest income increased by $2,224,000 in the first quarter of fiscal year 1998 compared with the first quarter of 1977. Total interest expense increased by $1,258,000 in the first quarter of fiscal year 1998 compared with a year ago. Thus net interest income was $946,000 higher this year compared to a year ago.

         The following tables show the amounts of the changes in interest income and expense which can be attributed to rate (change in rate multiplied by old volume) and volume (change in volume multiplied by old rate) for the three-month periods ended September 30, 1997 versus September 30, 1976.. The changes in net interest income due to both volume and rate changes have been allocated to volume and rate in proportion to the relationship of absolute dollar amounts of the change of each. The table demonstrates that nearly all the increase in net interest income in the comparative quarters is a result of the increase in the volume of earning assets and that the same holds true for the increase in interest expense--coming from an increase in the volume of interest-bearing liabilities. The impact of the interest rate environment and changes in deposit interest rates had virtually no effect on net interest income in the comparative quarters.

(In thousands)
Three-Month Periods
Ended September 30                                Fiscal Year 1998 Versus 1997
                                                   Increase (Decrease) Due to
                                                   --------------------------
                                                 Volume       Rate       Total
                                                 ------       ----       -----
Loans and loans held for sale                   $ 2,242      $  83      $ 2,325
Mortgage-backed securities and
  collateralized mortgage obligations              (211)        20         (191)
Investments                                         (17)        70           53
Other interest-earning assets                        27         10           37
                                                -------      -----      -------
     Total interest-earning assets                2,041        183        2,224

Checking and money market
   deposit accounts                                  68         (5)          63
Savings deposits                                    (18)        (2)         (20)
Certificates                                        751        (10)         741
Federal Home Loan Bank advances                     562         63          625
Other borrowings                                   (105)       (26)        (131)
                                                 ------      -----      -------
   Total interest-bearing liabilities             1,258         20        1,278
                                                -------      -----      -------

Net interest income                             $   783      $ 163      $   946
                                                =======      =====      =======

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

         Management has traditionally utilized the GAP analysis in evaluating and monitoring its interest rate risk position. In 1997, this approach was enhanced by also utilizing such interest rate risk evaluation tools as simulation modeling, rate shock analysis, and market value of equity analysis. The Company's interest rate risk profile is asset sensitive indicating that net interest income would increase in a rising rate environment and decrease in a declining rate environment. In a rising rate environment it is estimated that the net interest margin would improve by 4-5% assuming continued asset growth and consistent deposit mix. Concurrently, in a declining rate environment, it is estimated that net interest income could decline by 3-5% given similar assumptions with respect to asset growth/mix and deposit mix. In a rapid rising or declining rate environment, the impact on net interest income is about 1- 2% greater than the above exposure.

         The rate shock analysis and market value of equity analysis also indicates that the Company's exposure to changing interest rates are manageable and are within acceptable limits as determined by management.

         The following table is a matix depicting the Company gap position as of September 30, 1997. The matrix shows the assets that reprice in various periods along the top line with the longest assets to the left and the shortest, or the earliest amount of assets repricing to the right. The liabilities and equity are on the left vertical line with the non-maturity and longest liabilities at the top and declining to the most frequent repricing liabilities. By matching the assets that reprice in each time period shown against the liabilities for the same period, if the assets equal the liabilities in the same repricing period the amount will fall in the horizontal line. To the extent that the Company is asset sensitive, the amount of mis-match falls above the line and to the extent that the Company is liability sensitive the amount of such mis-match falls below the line.

         As can be seen from the matrix the Company is asset sensitive indicating net interest income will be greater in a rising rate environment and less in a declining rate environment. The simulation results noted above confirm and quantify this rate sensitivity.

                              Match Funding Matrix
                           Virginia First Savings Bank
                               September 30, 1997

---------------------------------------------------------------------------------------------------------------------------

                    Assets    60+ Months   36 - 59 Months   24 - 35 Months  12 - 23 Months  10 - 11 Months   7 - 9 Months
---------------------------------------------------------------------------------------------------------------------------
  Liabilities &
  Equity                        120,552        43,135           53,649          50,329          69,770         68,667
---------------------------------------------------------------------------------------------------------------------------
    60+ Months     110,413      110,413
---------------------------------------------------------------------------------------------------------------------------
  36 - 59 Months    63,502       10,139        43,135           10,228
---------------------------------------------------------------------------------------------------------------------------
  24 - 35 Months    78,787                                      43,421          35,366
---------------------------------------------------------------------------------------------------------------------------
  12 - 23 Months    76,118                                                      14,963          61,155
---------------------------------------------------------------------------------------------------------------------------
  10 - 11 Months   110,171                                                                       8,615         68,667
---------------------------------------------------------------------------------------------------------------------------
   7 - 9 Months     72,201
---------------------------------------------------------------------------------------------------------------------------
   4 - 6 Months     84,749
---------------------------------------------------------------------------------------------------------------------------
   2 - 3 Months    105,392
---------------------------------------------------------------------------------------------------------------------------
      1 Month       44,697
---------------------------------------------------------------------------------------------------------------------------
        O/N        107,500
===========================================================================================================================
       Total       853,530      120,552        43,135           53,649          50,329          69,770          68,667
===========================================================================================================================






----------------------------------------------------------------------------------

                   4 - 6 Months    2 - 3 Months    1 Month       O/N        Total
----------------------------------------------------------------------------------
  Liabilities &
  Equity             71,609          95,609      217,651     62,559       853,530
----------------------------------------------------------------------------------
    60+ Months                                                            110,413
----------------------------------------------------------------------------------
  36 - 59 Months                                                           63,502
----------------------------------------------------------------------------------
  24 - 35 Months                                                           78,787
----------------------------------------------------------------------------------
  12 - 23 Months                                                           76,118
----------------------------------------------------------------------------------
  10 - 11 Months     32,889                                               110,171
----------------------------------------------------------------------------------
   7 - 9 Months      38,720          33,481                                72,201
----------------------------------------------------------------------------------
   4 - 6 Months                      62,128       22,621                   84,749
----------------------------------------------------------------------------------
   2 - 3 Months                                  105,392                  105,392
----------------------------------------------------------------------------------
      1 Month                                     44,697                   44,697
----------------------------------------------------------------------------------
        O/N                                       44,941     62,559       107,500
==================================================================================
       Total         71,609          95,609      217,651     62,559       853,530
==================================================================================



          Loan Portfolio. The Company's portfolio of loans held for investment totaled $672,379,000 at September 30, 1997, representing 80.4% of total assets. The following table sets forth information at the dates indicated concerning the composition of the Company's loan portfolio, by type:

                                                  September 30, 1997          June 30, 1997            September 30, 1996
                                             -------------------------   ------------------------   -------------------------
                                                               Percent                   Percent                     Percent
                                                                 of                         of                          of
                                                               Gross                       Gross                      Gross
(In thousands)                                 Amount          Loans        Amount         Loans        Amount        Loans
                                             ---------         -----      ---------        -----      ---------       -----
First mortgage loans:
   Residential - fixed rate                   $ 65,992           9.8%     $ 67,489           9.8%     $ 71,344          11.1%
   Residential - adjustable rate               285,502          42.2       292,943          42.6       282,792          43.9
                                               -------          ----       -------          ----       -------          ----
        Total residential                      351,494          52.0       360,432          52.4       354,136          55.0
                                               -------          ----       -------          ----       -------          ----

   Commercial - fixed rate                      16,730           2.5        16,248           2.4        16,407           2.6
   Commercial - adjustable rate                 29,063           4.3        30,548           4.4        31,214           4.8
                                               -------          ----       -------          ----       -------          ----
        Total commercial                        45,793           6.8        46,796           6.8        47,621           7.4
                                               -------          ----       -------          ----       -------          ----

   Construction - fixed rate                    20,123           3.0        15,877           2.3        14,104           2.2
   Construction - adjustable rate              115,839          17.1       126,105          18.3       106,452          16.5
                                               -------          ----       -------          ----       -------          ----
        Total construction                     135,962          20.1       141,982          20.6       120,556          18.7
                                               -------          ----       -------          ----       -------          ----
Total first mortgage loans                     533,249          78.9       549,210          79.8       522,313          81.1
                                               -------          ----       -------          ----       -------          ----
Second mortgage loans:
   Fixed rate                                   22,343           3.3        22,159           3.2        19,609           3.0
   Adjustable rate                              31,687           4.7        31,668           4.6        30,125           4.7
                                               -------          ----       -------          ----       -------          ----
        Total second mortgage loans             54,030           8.0        53,827           7.8        49,734           7.7
                                               -------          ----       -------          ----       -------          ----

Loans on savings accounts                        2,011            .3         2,190           0.3         1,832           0.3
                                               -------          ----       -------          ----       -------          ----

Installment loans:
   Fixed rate                                   83,594          12.1        80,442          11.7        67,012          10.4
   Adjustable rate                               2,783            .4         2,890           0.4         3,173           0.5
                                               -------          ----       -------          ----       -------          ----
        Total installment loans                 75,531          12.8        83,332          12.1        70,185          10.9
                                               -------          ----       -------          ----       -------          ----

Gross Loans                                    675,667         100.0%      668,559         100.0%      644,064         100.0%
                                                               =====                       =====                       =====

Less:
   Unearned discount                             1,586                         581                         167
   Deferred income                               1,702                       2,612                       2,230
                                               -------                    --------                    --------
                                                 3,288                       3,193                       2.397
                                               -------                    --------                    --------
Total net loans                               $672,379                    $685,366                    $641,667
                                              ========                    ========                    ========


         Provision for Loan Losses. The Company provided $695,000 during the first quarter of fiscal year 1998 as additions to the allowance for loan losses, compared with $562,000 in the first quarter of fiscal year 1997. In establishing the level of the allowance for loan losses, the Company considers many factors, including general economic conditions, loan loss experience, historical trends and other circumstances, both internal and external. The amount of the provision for loan losses is established based on evaluations of the adequacy of the allowance for loan losses. The Company considers the size and risk exposure of each segment of the loan portfolio. For secured loans, management considers estimates of the fair value of the collateral, considering the current and currently anticipated future operating or sales conditions. Such estimates are particularly susceptible to changes that could result in a material adjustment to future results of operations. Factors such as independent appraisals, current economic conditions and the financial condition of borrowers are continuously evaluated to determine whether the Company's investment in such assets does not exceed their estimated values. The Company's policy is to establish both general and specific allowances for loan losses.
         The following table presents the activity in the Company's allowance for loan losses and selected loan loss data for the first six months of fiscal years 1997 and 1996:

(In thousands)
Three-Month Period
Ended September 30                                         1997                          1996
------------------                                      ---------                     ---------

Balance at beginning of period                          $    9,295                    $   7,527
Provision charged to expense                                   695                          562
Loans charged off:
  Residential real estate                                       -                            -
  Commercial real estate                                        -                            -
  Construction                                                  -                            -
  Consumer and other loans                                     175                           15
                                                        ----------                 ------------
      Total charge-offs                                        175                           15
                                                        ----------                 ------------
Recoveries of loans previously charged off:
  Residential real estate                                       -                            -
  Construction                                                  -                            -
  Consumer and other loans                                      25                           13
                                                        ----------                  -----------
      Total recoveries                                          25                           13
                                                        ----------                  -----------

      Net charge-offs                                          150                            2
                                                        ----------                  -----------

Balance at end of period                                $    9,840                    $   8,087
                                                        ==========                    =========

Average loans held for investment                       $  665,744                    $ 631,275
Loans held for investment at period end                    672,380                      641,667
Ratio of provision for loan losses to
    average loans held for investment                        0.40%                        0.09%
Ratio of net charge-offs to average
    loans held for investment                                0.07%                        0.00%
Ratio of allowance for loan losses to loans
    held for investment at period end                        1.46%                        1.26%

         While the Company's management believes that its present allowance for loan losses is adequate, future adjustments may be necessary.

         The allowance for loan losses is a general allowance applicable to all loan categories; however, management has allocated the allowance to the various portfolios to provide an indication of the relative risk characteristics of the total loan portfolio. The allocation is based on the same judgmental criteria discussed earlier in determining the level of the allowance and should not be interpreted as an indication that charge offs for the balance of fiscal year 1997 will occur in these amounts, or proportions, or that the allocation indicates future trends. The allocation of the allowance at September 30, 1997, June 30, 1997 and September 30, 1996 and the ratio of the related outstanding loan balances to total loans held for investment are as follows:

         (In thousands)                      September 30, 1997         June 30, 1997         September 30, 1996
                                           ----------------------   --------------------    ----------------------
                                                        Ratio of               Ratio of                   Ratio of
                                                        Loans to               Loans to                   Loans to
                                                      Total Loans             Total Loans                Total Loan
                                                        Held for                Held for                  Held for
                                           Allowance   Investment   Allowance  Investment    Allowance   Investment
                                           ---------   ----------   ---------  ----------    ---------   ----------

         Residential real estate             $ 1,700       60.0%     $ 1,640       63.1%      $ 1,485        62.7%
         Commercial real estate                3,000        6.8        2,880         7.8        2,672          7.4
         Construction                          3,700       20.1        3,400        19.4        2,500         18.7
         Consumer and other loans              1,440       13.1        1,375         9.7        1,430         11.2
                                             -------      -----      -------      ------      -------       ------
                                             $ 9,840      100.0%     $ 9,295      100.0%      $ 8,087       100.0%
                                             =======      ======     =======      ======      =======       ======

         Investments. The Company classifies a large portion of its investment securities and mortgage-backed securities as available for sale. Such secutitites are reported on a fair value basis, with unrealized gains and losses excluded from earnings but reported as a separate component of stockholders' equity, net of deferred tax provision. Management believes the available for sale classification allows the most flexibility in meeting liquidity needs, adjusting interest rate risk and controlling balance sheet trends. The Company could experience volatility in its capital account in future periods because of market price fluctuation in its investment securities and mortgage-backed securities holdings.

         The  amortized  cost  and  fair  value  of  the  Company's   investment
securities and mortgage-backed securities (including collateralized mortgage obligations, or "CMOs") are as follows:

(In thousands)                   September 30, 1997     June 30, 1997     September 30, 1996
                                 ------------------  ------------------   ------------------

                                 Amortized   Fair    Amortized    Fair     Amortized     Fair
                                     Cost    Value     Cost      Value       Cost       Value
                                     ----    -----     ----      -----       ----       -----
Investment Securities(1)

         Held to maturity:
            FHLB notes              $  -    $    -    $    -    $    -      $   -      $   -
            Municipal bonds          6,148     6,148     6,174     6,226      6,253      6,253
                                   -------   -------   -------   -------   --------    -------

                                     6,148     6,148     6,174     6,226      6,253      6,253
                                   -------   -------   -------   -------   --------    -------

         Available for sale:

            FHLB notes               3,956     3,998     6,453     6,461      8,943      8,932
            FNMA bonds                 -         -         -         -          -          -
                                   -------   -------   -------   -------   --------    -------
                                                                              8,943      8,932
Net unrealized gain(loss)               42       -           8       -          (11)       -
                                   -------   -------   -------   -------   --------    -------

                                     3,998     3,998     6,461     6,461      8,932      8,932
                                   -------   -------   -------   -------   --------    -------

                                   $10,146   $10,146   $12,635   $12,687   $ 15,185    $15,185
                                   =======   =======   =======   =======   ========    =======


         (1) Excludes investment in the Federal Home Loan Bank stock.


Mortgage-Backed Securities
         Held to maturity:
            FHLMC                  $    367        $   379       $    369        $   383       $   373       $   381
            Other                       -              -              -              -             -             -
                                   --------        -------       --------        -------       -------       -------
                                        367            379            369            383           373           381
                                   --------        -------       --------        -------       -------       -------
         Available for sale:
             FHLMC                    6,710          6,680            -              -             -             -
             FHLB                       -              -              -              -           2,834        12,836
             Agency MBS                 -              -           12,032         12,167        12,105        11,958
                                   --------        -------       --------        -------       -------       -------
                                      6,710          6,680         12,032         12,167        24,939        24,794
             Net unrealized
                  Losses                (30)            -             135            -            (145)          -
                                   --------        -------       --------        -------       -------       -------
                                      6,680          6,680         12,167         12,167        24,794        24,794
                                   --------        -------       --------        -------       -------       -------

Total MBS Securities               $  7,047        $ 7,059       $ 12,536        $12,550       $25,167       $25,175
                                   ========        =======       ========        =======       =======       =======




             Noninterest Income. Financial service fees increased by $142,000, or 22.1% in the first quarter of fiscal 1998 compared to the same quarter in the previous year. The increase is primarily attributed to and increase in the number of accounts and revenue from implementation of an ATM surcharge fee.

             Sales of real estate owned yielded a loss of $36,000 compared to a net gain of $48,000 in the same quarter of the previous fiscal year.

             Loan servicing and fee income declined from $343,000 in the first quarter of fiscal 1977 compared with $238,000 for the first quarter of this fiscal year. The sale of loan servicing in fiscal 1996 with only residual balances of loans remaining has resulted in a declining source of revenue.

             The gain on the sale of loans represents the largest source of noninterest income to the Company. Gains on sale of loans in the first quarter of fiscal 1998 amounted to $2,062,000, an increase of $1,314,000, or 275.5% increase. The increase is due to substantially higher volume of loans being originated and then sold servicing released.


             Noninterest Expenses. Total noninterest expense for the first quarter of fiscal 1998 was $5,948,000 compared with $8,420,000 for the first quarter of last fiscal year. However, in the first quarter of last year the Company paid the on-time assessment to recapitalize the SAIF fund in the amount of $3,149,000. Excluding this one-time charge, expenses would have been up over last year by $677,000 or 12.8%. The increase is primarily attributable to American Finance and Investments which was acquired in December of 1996. AFI for the quarter has salary expense of $536,000, Occupancy and equipment expense of $90,000 and Advertising expense of $224,000. These expense in the first quarter of the current fiscal year are greater than the overall increase in expenses.

             By individual expense categories, personnel costs increased $305,000, Advertising increased $216,000, Occupancy expense increased $54,000, equipment expense by $158,000, and other expenses by $73,000. Excluding the increases in expenses due to the acquisition of AFI, the Company generally operated on a lower expense level than in the first quarter of last fiscal year.

Financial Condition

             Liquidity and Capital Resources. The primary sources of funds for the Company consist of checking and savings deposits, loan sale fundings, loan repayments, borrowings from the FHLB and others, and funds provided from operations. Deposits totaled $645,921,000 at September 30, 1997, an increase of $45,716,000, or 7.6%, over the $600,205,000 at June 30, 1997. Certificates of deposit grew by $47,222,000 in the first quarter of fiscal year 1998, while savings deposits declined by $936,000 and checking and money market deposit accounts declined by $570,000. The principal reason for the decline in checking deposits due to special promotional CD programs and general changes in deposit balances.
             Advances from the FHLB decreased by $57,000,000 to $124,552,000 at September 30, 1997, compared to $181,552,000 at June 30, 1997. The decline in borrowings is directly attributable to the increase in deposits discussed above. The Company has access to advances from the FHLB generally secured by pledging mortgage loans and its stock in the FHLB.

             At September 30, 1997, the Savings Bank's net worth under generally accepted accounting principles ("GAAP") was $69,136,000. OTS Regulations require that savings institutions maintain the following capital levels: (1) tangible capital of at least 1.5% of total adjusted assets, (2) core capital of 4.0% of total adjusted assets, and (3) overall risk-based capital of 8.0% of total risk-weighted assets.

             As of September 30, 1997, the Savings Bank satisfied all of the regulatory capital requirements, as shown in the following table reconciling the Savings Bank's GAAP capital to regulatory capital:
                                                                         Risk -
                                             Tangible      Core          Based
             (In thousands)                  Capital      Capital       Capital
             --------------                  -------      -------       -------

             GAAP capital                    $ 69,116     $ 69,116     $ 69,116
             Non-allowable assets:
             Goodwill                          (2,088)      (2,088)      (2,088)
                 Other intangible assets          (92)         -            -
                  Equity in subsidiaries         (893)        (893)        (893)
             Additional capital items:
                      Unrealized gain on
                    debt securities, net           (8)          (8)          (8)
                 General loss allowances          -            -          7,603
                                             --------     --------     --------
             Regulatory capital - computed     66,035       66,127       73,730
             Minimum capital requirement       12,766       34,046       48,505
                                             --------     --------     --------
             Excess regulatory capital       $ 53,269     $ 32,081     $ 25,225
                                             ========     ========     ========

             Ratios:
             Regulatory capital - computed       7.76%        7.77%       12.16%
             Minimum capital requirement         1.50         4.00         8.00
                                             --------     --------     --------
             Excess regulatory capital           6.26%        3.77%        4.16%
                                             ========     ========     ========

Asset Quality
             The following table sets forth information regarding non-accrual loans and real estate owned held by the Company at the dates indicated:

              (In thousands)                            September 30,      June 30,     September 30
                                                             1997            1997           1996
                                                        -------------    ------------   ------------
              Non-accrual loans:
                 Residential mortgage                       $ 7,637        $ 7,419        $  5,709
                 Commercial mortgage                          1,061          1,061           1,747
                 Construction                                12,585          3,092           3,283
                 Consumer non-mortgage                        3,170            507           1,487
                                                            -------        -------        --------

                Total non-accrual loans                      14,453         12,079          12,226
                Specific loss allowances                        -              -               -
                                                            -------        -------        --------
                    Total non-accrual loans, net             14,453         12,079          12,226
                                                            -------        -------        --------

              Real estate acquired through foreclosure:
                 One to four family
                    residential units                         4,897          5,903           3,047
                 Residential land/lots                          992            934           1,747
                 Shopping/retail centers                        582            623           1,707
                 Office buildings                               -              -               -
                 Commercial land                                187            187             192
                                                            -------        -------        --------
                Total real estate acquired
                   through foreclosure                        6,658          7,647           6,693
                Specific and general
                 allowances for losses                          -              -              (809)
                                                            -------        -------        --------
                    Total real estate acquired through
                              foreclosure, net                6,658          7,647           5,884
                                                            -------        -------        --------

              Total non-performing assets                   $21,111        $19,726        $ 17,397
                                                            =======        =======        ========


              Non-accrual loans to gross loans                 2.15%          1.76%           1.77%

              Total non-performing assets to sum of
                gross loans and real estate acquired
                through foreclosure                            3.11%          2.85%           2.50%

              Total non-performing assets to total assets      2.47%          2.30%           2.23%


              The net amount of interest income foregone during the first quarters of fiscal years 1998 and 1997 on loans classified as non-performing was $218,172 and $170,000, respectively.

                           Part II. Other Information
              Virginia First Financial Corporation and Subsidiaries




Item 6.     Exhibits and Reports on Form 8-K

  (a)         Exhibits - None

  (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.

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



                      Virginia First Financial Corporation
                      ------------------------------------
                                  (Registrant)







                  Date: November 13, 1997 /s/ Charles A. Patton
                                          ----------------------
                                Charles A. Patton
                                  President and
                             Chief Executive Officer






                   Date: November 13, 1997 /s/ William J. Vogt
                                           ---------------------
                                 William J. Vogt
                            Senior Vice President and
                             Chief Financial Officer